Form 10-Q
period 1995-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1995-05-11
CIK 809017

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 33-11193-2

         PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
      (Exact name of Registrant as specified in its charter)

             Texas                             75-2205943
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                               Not applicable
        (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 10 pages.
                      There are no exhibits.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                    (A Texas Limited Partnership)

                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            BALANCE SHEETS

                                           March 31,     December 31,
                                             1995           1994
                                          -----------    -----------
                                          (Unaudited)
               ASSETS

Current assets:
 Cash and cash equivalents, all interest
  bearing deposits                        $    79,452    $    36,910
 Accounts receivable - affiliate               88,338         82,820
                                           ----------     ----------
     Total current assets                     167,790        119,730

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     4,892,259      4,902,973
  Accumulated depletion                    (2,900,594)    (2,864,181)
                                           ----------     ----------
     Net oil and gas properties             1,991,665      2,038,792
                                           ----------     ----------
                                          $ 2,159,455    $ 2,158,522
                                           ==========     ==========

          PARTNERS' CAPITAL

Partners' capital:
 Limited partners (12,191 interests)      $ 2,138,175    $ 2,136,837
 Managing general partner                      21,280         21,685
                                           ----------     ----------
                                          $ 2,159,455    $ 2,158,522
                                           ==========     ==========


    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

          PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                   (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Revenues:
 Oil and gas sales                        $   237,284   $   194,010
 Interest income                                  875           864
 Salvage income from equipment disposals          569           789
                                           ----------    ----------
     Total revenues                           238,728       195,663

Costs and expenses:
 Production costs                             124,818       147,898
 General and administrative expenses            7,118         5,820
 Depletion                                     41,836        48,474
 Abandoned property costs                       3,044            -
 Loss on abandoned properties                   5,145            -
                                           ----------    ----------
     Total costs and expenses                 181,961       202,192
                                           ----------    ----------
Net income (loss)                         $    56,767   $   (6,529)
                                           ==========    =========
Allocation of net income (loss):
 Managing general partner                 $       568   $      (65)
                                           ==========    =========

Limited partners                          $    56,199   $   (6,464)
                                           ==========    =========
Net income (loss) per limited
 partnership interest                     $      4.61   $     (.53)
                                           ==========    =========
Distributions per limited partnership
 interest                                 $      4.50   $     5.37
                                           ==========    =========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

          PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                   (A Texas Limited Partnership)

                  STATEMENTS OF PARTNERS' CAPITAL
                            (Unaudited)



                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    25,476   $ 2,568,649   $ 2,594,125

Distributions                       (259)      (65,416)      (65,675)

Net loss                             (65)       (6,464)       (6,529)
                              ----------    ----------    ----------
Balance at March 31, 1994    $    25,152   $ 2,496,769   $ 2,521,921
                              ==========    ==========    ==========


Balance at January 1, 1995   $    21,685   $ 2,136,837   $ 2,158,522

Distributions                       (973)      (54,861)      (55,834)

Net income                           568        56,199        56,767
                              ----------    ----------    ----------
Balance at March 31, 1995    $    21,280   $ 2,138,175   $ 2,159,455
                              ==========    ==========    ==========










    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net income (loss)                         $   56,767    $   (6,529)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Salvage income from equipment disposals       (569)           -
   Loss on abandoned properties                 5,145            -
   Depletion                                   41,836        48,474
Changes in assets:
   (Increase) decrease in accounts
    receivable                                 19,230       (16,865)
                                            ---------     ---------
     Net cash provided by operating
      activities                              122,409        25,080

Cash flows from investing activities:
 (Additions) deletions to oil and gas
  properties                                  (24,033)          162
Cash flows from financing activities:
 Cash distributions to partners               (55,834)      (65,675)
                                            ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                              42,542       (40,433)
Cash and cash equivalents at beginning
 of period                                     36,910       176,807
                                            ---------     ---------
Cash and cash equivalents at end of period $   79,452    $  136,374
                                            =========     =========


    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                    (A Texas Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS
                           March 31, 1995
                             (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed December 28, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"), which was merged into Parker & Parsley Development, L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $6,095,500 representing 12,191 interests ($500 per interest) sold to a total of 573 limited partners.

Since its formation, the Registrant has invested $5,253,094 in various producing oil and gas prospects purchased in Texas. At March 31, 1995, the Registrant had completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties. Sixteen uneconomical wells have been abandoned; one well in 1989, two wells in 1991, two wells in 1992, six wells in 1993, three wells in 1994 and two wells in 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Registrant purchased 15 overriding royalty interests effective January 1, 1990. Since January 1, 1991, two development wells have been drilled which resulted in two additional overriding royalty interests to the Registrant. All the properties are operated by the managing general partner.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $237,284 from $194,010 for the three months ended March 31, 1995 and 1994, respectively, an increase of 22%. The increase resulted from a 5% increase in barrels of oil produced and sold and an increase in the average price received per barrel of oil, offset by a 6% decline in mcf of gas produced and sold and a decrease in the average price received per mcf of gas. For the three months ended March 31, 1995, 11,188 barrels of oil were sold compared to 10,676 for the same period in 1994, an increase of 512 barrels. For the three months ended March 31, 1995, 25,727 mcf were sold compared to 27,387 for the same period in 1994, a decrease of 1,660 mcf. These decreases were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.74 from $13.40 for the three months ended March 31, 1994 to $17.14 for the same period in 1995. The average price received per mcf of gas decreased from $1.86 during the three months ended March 31, 1994 to $1.77 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses decreased to $181,961 for the three months ended March 31, 1995 as compared to $202,192 for the same period in 1994, a decrease of $20,231, or 10%. This decrease was the result of declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), plug and abandonment expense and the loss on abandoned properties.

Production costs were $124,818 for the three months ended March 31, 1995 and $147,898 for the same period in 1994 resulting in a $23,080 decrease, or 16%. The decrease was primarily attributable to a 15% reduction in well repair and maintenance costs and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 22% from $5,820 for the three months ended March 31, 1994 to $7,118 for the same period in 1995.

Salvage income received from equipment disposals of $569 and $789 during the three months ended March 31, 1995 and 1994, respectively, was derived from equipment credits received on wells that were plugged and abandoned in prior years. A loss on abandoned property of $5,145 was recognized during the three months ended March 31, 1995. This loss was the result of $789 in proceeds received from equipment salvage on two abandoned wells, less the loss to write-off remaining capitalized costs of $5,934. There were no abandonments for the same period in 1994. Expenses of $3,044 were incurred to plug and abandon two uneconomical properties during the three months ended March 31, 1995, compared to an absence of abandonment activity for the same period in 1994.

Depletion was $41,836 for the three months ended March 31, 1995 compared to $48,474 for the same period in 1994. This represented a decrease in depletion of $6,638, or 14%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 512 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 12,824 barrels, or 2%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $122,409 during the three months ended March 31, 1995, a $97,239 increase from the same period ended March 31, 1994. This increase was primarily the result of an increase in oil and gas revenues and declines in production costs and G&A, offset by an increase in abandoned property costs. The increase in revenues was due to an increase in barrels of oil produced and sold, in addition to higher average prices received per barrel of oil. The decrease in production costs resulted from less well repair and maintenance costs. G&A increased due to additional allocated expenses by the managing general partner.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1995 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $55,834 of which $54,861 was distributed to the limited partners and $973 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $65,675 of which $65,416 was distributed to the limited partners and $259 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.


                     PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

             PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner
                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



Dated:  May 12, 1995        By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA