Form 10-Q
period 1995-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1995-08-09
CIK 809017

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-11193-2

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2205943
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 12 pages.
                      There are no exhibits.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                     (A Texas Limited Partnership)

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                             BALANCE SHEETS

                                          June 30,      December 31,
                                            1995            1994
                                        ------------    ------------
                                         (Unaudited)
              ASSETS

Current assets:
 Cash and cash equivalents, all
  interest bearing deposits             $    121,979    $     36,910
 Accounts receivable - affiliate              43,336          82,820
                                         -----------     -----------
     Total current assets                    165,315         119,730

Oil and gas properties - at cost,
 based on the successful efforts
 accounting method                         4,892,426       4,902,973
  Accumulated depletion                   (2,936,804)     (2,864,181)
                                         -----------     -----------
     Net oil and gas properties            1,955,622       2,038,792
                                         -----------     -----------
                                        $  2,120,937    $  2,158,522
                                         ===========     ===========

         PARTNERS' CAPITAL

Partners' capital:
 Limited partners (12,191 interests)    $  2,100,270    $  2,136,837
 Managing general partner                     20,667          21,685
                                         -----------     -----------
                                        $  2,120,937    $  2,158,522
                                         ===========     ===========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

              PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                         (A Texas Limited Partnership)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                         Three months ended        Six months ended
                              June 30,                  June 30,
                          1995        1994         1995        1994
                       ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales     $  213,847  $  223,950   $  451,131  $  417,960
 Interest income            1,687       1,097        2,562       1,961
 Salvage income from
  equipment disposal           -        6,173          569       6,962
                        ---------   ---------    ---------   ---------
   Total revenues         215,534     231,220      454,262     426,883

Costs and expenses:
 Production costs         119,097     147,436      243,915     295,334
 General and adminis-
  trative expenses          6,416       6,719       13,534      12,539
 Depletion                 36,210      41,785       78,046      90,259
 Abandoned property costs      82         485        3,126         485
 (Gain) loss on abandoned
  property                   (340)       (674)       4,805        (674)
                        ---------   ---------    ---------   ---------
    Total costs and
     expenses             161,465     195,751      343,426     397,943
                        ---------   ---------    ---------   ---------
Net income             $   54,069  $   35,469   $  110,836  $   28,940
                        =========   =========    =========   =========
Allocation of net income:
 Managing general
  partner              $      540  $      354   $    1,108  $      289
                        =========   =========    =========   =========
 Limited partners      $   53,529  $   35,115   $  109,728  $   28,651
                        =========   =========    =========   =========
Net income per limited
 partnership interest  $     4.39  $     2.88   $     9.00  $     2.35
                        =========   =========    =========   =========
Distributions per limited
 partnership interest  $     7.50  $     5.00   $    12.00  $    10.37
                        =========   =========    =========   =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

          PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)


                               Managing
                               general      Limited
                               partner      partners        Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    25,476   $ 2,568,649   $ 2,594,125

Distributions                     (1,031)     (126,371)     (127,402)

Net income                           289        28,651        28,940
                              ----------    ----------    ----------
Balance at June 30, 1994     $    24,734   $ 2,470,929   $ 2,495,663
                              ==========    ==========    ==========


Balance at January 1, 1995   $    21,685   $ 2,136,837   $ 2,158,522

Distributions                     (2,126)     (146,295)     (148,421)

Net income                         1,108       109,728       110,836
                              ----------    ----------    ----------
Balance at June 30, 1995     $    20,667   $ 2,100,270   $ 2,120,937
                              ==========    ==========    ==========












   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                     (A Texas Limited Partnership)
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                              Six months ended
                                                   June 30,
                                              1995         1994
                                           ----------   ----------
Cash flows from operating activities:
 Net income                                $  110,836   $   28,940
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                   78,046       90,259
   Salvage income from equipment disposal        (569)      (6,962)
   (Gain) loss on abandoned property            4,805         (674)
 Changes in assets:
  (Increase) decrease in accounts
   receivable                                  57,788      (26,343)
                                            ---------    ---------
     Net cash provided by operating
      activities                              250,906       85,220

Cash flows from investing activities:
 Additions to oil and gas equipment           (24,258)     (12,991)
 Proceeds from salvage income on
  equipment disposal                            5,713          288
 Proceeds from equipment salvage on
  abandoned property                            1,129          501
                                            ---------    ---------
     Net cash used in investing activities    (17,416)     (12,202)

Cash flows from financing activities:
 Cash distributions to partners              (148,421)    (127,402)
                                            ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                              85,069      (54,384)
Cash and cash equivalents at beginning
 of period                                     36,910      176,807
                                            ---------    ---------
Cash and cash equivalents at end
 of period                                 $  121,979   $  122,423
                                            =========    =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

           PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                     (A Texas Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 1995
                              (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed December 28, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"), which was merged into Parker & Parsley Development, L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. And Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $6,095,500 representing 12,191 interests ($500 per interest) sold to a total of 573 limited partners.

Since its formation, the Registrant invested $5,252,920 in various producing oil and gas prospects purchased in Texas. At June 30, 1995, the Registrant had completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties. Seventeen uneconomical wells have been abandoned; one well in 1989, two wells in 1991, two wells in 1992, six wells in 1993, three wells in 1994 and three wells in 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Registrant purchased 15 overriding royalty interests effective January 1, 1990. Since January 1, 1991, two development wells have been drilled which resulted in two additional overriding royalty interests to the Registrant. All the properties are operated by the managing general partner.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $451,131 from $417,960 for the six months ended June 30, 1995 and 1994, respectively, an increase of 8%. The increase in revenues was primarily the result of an increase in the average price received per barrel of oil, offset by a decline in the average price received per mcf of gas and decreases in barrels of oil and mcf of gas produced and sold. For the six months ended June 30, 1995, 20,802 barrels of oil were sold compared to 21,235 for the same period in 1994, a decrease of 433 barrels. For the six months ended June 30, 1995, 52,442 mcf of gas were sold compared to 54,781 for the same period in 1994, a decrease of 2,339 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.61 from $14.97 for the six months ended June 30, 1994 to $17.58 for the same period in 1995. The average price received per mcf of gas decreased to $1.63 for the six months ended June 30, 1995 compared to $1.83 for the same period in 1994. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses decreased to $343,426 for the six months ended June 30, 1995 as compared to $397,943 for the same period in 1994, a decrease of $54,517, or 14%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), abandoned property costs and the loss on abandoned properties.

Production costs were $243,915 for the six months ended June 30, 1995 and $295,334 for the same period in 1994, resulting in a $51,419 decrease, or 17%. The decrease was primarily attributable to a 16% reduction in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $12,539 for the six months ended June 30, 1994 to $13,534 for the same period in 1995.

Salvage income received from equipment disposals of $569 and $6,962 for the six months ended June 30, 1995 and 1994, respectively, was derived from equipment credits received on wells that were plugged and abandoned in prior years. A loss on abandoned property of $4,805 was recognized during the six months ended June 30, 1995. This loss was the result of $1,129 in proceeds received from equipment salvage on two abandoned wells, less the loss to write-off remaining capitalized costs of $5,934. For the same period in 1994, a gain of $674 resulted from proceeds received from equipment salvage on one fully depleted abandoned property. Expenses of $3,125 were incurred during the six months ended June 30, 1995 to plug and abandon three uneconomical wells, compared to $485 for the same period in 1994.

Depletion was $78,046 for the six months ended June 30, 1995 compared to $90,259 for the same period in 1994. This represented a decline in depletion of $12,213, or 14%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased

433 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $213,847 from $223,950 for the three months ended June 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from a 9% decrease in barrels of oil produced and sold and a 2% decrease in mcf of gas produced and sold, in addition to a decline in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 9,614 barrels of oil were sold compared to 10,559 for the same period in 1994, a decrease of 945 barrels. For the three months ended June 30, 1995, 26,715 mcf of gas were sold compared to 27,394 for the same period in 1994, a decrease of 679 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $1.53 from $16.56 for the three months ended June 30, 1994 to $18.09 for the same period in 1995 while the average price received per mcf of gas decreased from $1.79 during the three months ended June 30, 1994 to $1.49 in 1995.

Costs and Expenses:

Total costs and expenses decreased to $161,465 for the three months ended June 30, 1995 as compared to $195,751 for the same period in 1994, a decrease of $34,286, or 18%. This decrease was due to declines in production costs, G&A, depletion and abandoned property costs.

Production costs were $119,097 for the three months ended June 30, 1995 and $147,436 for the same period in 1994, resulting in a $28,339 decrease, or 19%. The decrease was the result of a 17% reduction in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $6,719 for the three months ended June 30, 1994 to $6,416 for the same period in 1995.

Depletion was $36,210 for the three months ended June 30, 1995 compared to $41,785 for the same period in 1994. This represented a decrease in depletion of $5,575, or 13%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 945 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $250,906 during the six months ended June 30, 1995, a $165,686 increase from the same period in 1994. This increase was due to an increase in oil and gas revenues and decreases in production costs and G&A. The increase in oil and gas revenues was primarily the result of higher average prices received per barrel of oil. The decrease in production costs was due to reduced well repair and maintenance costs and production taxes, while G&A declined due to a reduction in allocated expenses by the managing general partner.

Net Cash Used in Investing Activities

The Registrant's investments of $24,258 and $12,991 during the six months ended June 30, 1995 and 1994, respectively, were primarily for repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $5,713 from the sale of oil and gas equipment on properties abandoned in prior years were received during the six months ended June 30, 1995. Proceeds of $1,129 were received from the salvage of equipment on several properties abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $148,421 of which $146,295 was distributed to the limited partners and $2,126 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $127,402 of which $126,371 was distributed to the limited partners and $1,031 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.

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


                               PARKER & PARSLEY PRODUCING
                               PROPERTIES 87-B, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA