Form 10-Q
period 1995-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1995-11-14
CIK 809017

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                        Page 1 of 11 pages.
                      There are no exhibits.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                             September 30,        December 31,
                                                1995                 1994
                                              (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, all interest
   bearing deposits                           $   133,098         $    36,910
  Accounts receivable - affiliate                   5,542              82,820
                                               ----------          ----------

           Total current assets                   138,640             119,730

Oil and gas properties - at cost, based on
  the successful efforts accounting method      4,892,171           4,902,973
     Accumulated depletion                     (2,972,610)         (2,864,181)
                                               ----------          ----------

           Net oil and gas properties           1,919,561           2,038,792
                                               ----------          ----------

                                              $ 2,058,201         $ 2,158,522
                                               ==========          ==========

            PARTNERS' CAPITAL

Partners' capital:
  Limited partners (12,191 interests)         $ 2,038,210         $ 2,136,837
  Managing general partner                         19,991              21,685
                                               ----------          ----------

                                              $ 2,058,201         $ 2,158,522
                                                =========          ==========



   The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three months ended         Nine months ended
                                    September 30,             September 30,
                                ----------------------------------------------
                                  1995        1994         1995        1994
                                ---------   ---------    ---------   ---------

Revenues:
  Oil and gas sales             $ 222,884   $ 239,291    $ 674,015   $ 657,251
  Interest income                   1,935       1,482        4,497       3,443
  Salvage income from
   equipment disposal                  -        7,459          569      14,421
                                 --------    --------     --------    --------

     Total revenues               224,819     248,232      679,081     675,115

Costs and expenses:
  Production costs                131,272     140,563      375,187     435,897
  General and administrative
    expenses                        6,686       7,179       20,220      19,718
  Depletion                        35,806      37,896      113,852     128,155
  (Gain) loss on abandoned
   properties                         (26)         -         4,779        (674)
  Abandoned property costs          5,947       4,839        9,073       5,324
                                 --------    --------     --------    --------

     Total costs and expenses     179,685     190,477      523,111     588,420
                                 --------    --------     --------    --------

Net income                      $  45,134   $  57,755    $ 155,970   $  86,695
                                 ========    ========     ========    ========

Allocation of net income:
  Managing general partner      $     452   $     578    $   1,560   $     867
                                 ========    ========     ========    ========

  Limited partners              $  44,682   $  57,177    $ 154,410   $  85,828
                                 ========    ========     ========    ========

Net income per limited
  partnership interest          $    3.67   $    4.69    $   12.67   $    7.04
                                 ========    ========     ========    ========

Distributions per limited
  partnership interest          $    8.76   $    6.50    $   20.76   $   16.87
                                 ========    ========     ========    ========




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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                       Managing
                                       general      Limited
                                       partner      partners       Total


Balance at January 1, 1994            $  25,476   $ 2,568,649   $ 2,594,125

    Distributions                        (1,749)     (205,610)     (207,359)

    Net income                              867        85,828        86,695
                                       --------    ----------    ----------

Balance at September 30, 1994         $  24,594   $ 2,448,867   $ 2,473,461
                                       ========    ==========    ==========


Balance at January 1, 1995            $  21,685   $ 2,136,837   $ 2,158,522

    Distributions                        (3,254)     (253,037)     (256,291)

    Net income                            1,560       154,410       155,970
                                       --------    ----------    ----------

Balance at September 30, 1995         $  19,991   $ 2,038,210   $ 2,058,201
                                       ========    ==========    ==========



    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                         1995          1994

Cash flows from operating activities:

   Net income                                         $  155,970    $  86,695
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         113,852      128,155
       Salvage income from equipment disposal               (569)     (14,421)
       (Gain) loss on abandoned property                   4,779         (674)
   Changes in assets:
       (Increase) decrease in accounts receivable         95,748      (44,216)
                                                       ---------     --------

         Net cash provided by operating activities       369,780      155,539

Cash flows from investing activities:

   Additions to oil and gas equipment                    (24,169)     (26,283)
   Proceeds from salvage income from equipment
    disposal                                               5,713       14,421
   Proceeds from equipment salvage on abandoned
    property                                               1,155          674
                                                       ---------     --------

         Net cash used in investing activities           (17,301)     (11,188)

Cash flows from financing activities:

   Cash distributions to partners                       (256,291)    (207,359)
                                                       ---------     --------

Net increase (decrease) in cash and cash equivalents      96,188      (63,008)
Cash and cash equivalents at beginning of period          36,910      176,807
                                                       ---------     --------

Cash and cash equivalents at end of period            $  133,098    $ 113,799
                                                       =========     ========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The  accompanying  notes are an integral part of these statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The Registrant was formed December 28, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into Parker & Parsley Development L.P. (" PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $6,095,000 representing 12,191 interests ($500 per interest) sold to a total of 573 limited partners.

Since its formation, the Registrant invested $5,252,639 in various producing oil and gas prospects purchased in Texas. At September 30, 1995, the Registrant had completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties. Seventeen uneconomical wells have been abandoned; one well in 1989, two wells in 1991, two wells in 1992, six wells in 1993, three wells in 1994 and three wells in 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Registrant purchased 15 overriding royalty interests effective January 1, 1990. Since January 1, 1991, two development wells have been drilled which resulted in two additional overriding royalty interests to the Registrant. All the properties are operated by the managing general partner.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues increased to $674,015 from $657,251 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 3%. The increase in revenues was primarily attributable to an increase in the average price received per barrel of oil, offset by a 5% decline in mcf of gas produced and sold, a slight decline in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. For the nine months ended September 30, 1995, 31,468 barrels of oil were sold compared to 31,920 for the same period in 1994, a decrease of 452 barrels. For the nine months ended September 30, 1995, 81,172 mcf of gas were sold compared to 85,787 for the same period in 1994, a decrease of 4,615 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 9% from $15.73 for the nine months ended September 30, 1994 to $17.19 for the same period in 1995. The average price received per mcf of gas decreased 9% from $1.81 during the nine months ended September 30, 1994 to $1.64 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $523,111 for the nine months ended September 30, 1995 as compared to $588,420 for the same period in 1994, a decrease of $65,309, or 11%. This decrease was due to declines in production costs and depletion, offset by increases in abandoned property costs, loss on abandoned properties and general and administrative expenses ("G&A").

Production costs were $375,187 for the nine months ended September 30, 1995 and $435,897 for the same period in 1994, resulting in a $60,710 decrease, or 14%. The decrease was the result of a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $19,718 for the nine months ended September 30, 1994 to $20,220 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas income.

Salvage income of $569 and $14,421 for the nine months ended September 30, 1995 and 1994, respectively, was derived from equipment credits received on several wells that were plugged and abandoned in prior years. A loss on abandoned property of $4,779 was recognized during the nine months ended September 30, 1995. This loss was the result of $1,155 in proceeds received from equipment salvage on two abandoned wells, less the write-off of remaining capitalized costs of $5,934. For the same period in 1994, a gain of $674 resulted from proceeds received from equipment salvage on one fully depleted abandoned property. Expenses of $9,073 were incurred during 1995 to plug and abandon three uneconomical wells, compared to $5,324 for the same period in 1994.

Depletion was $113,852 for the nine months ended September 30, 1995 compared to $128,155 for the same period in 1994. This represented a decrease in depletion of $14,303, or 11%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 452 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $222,884 from $239,291 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 7%. The decrease in revenues resulted from a 7% decline in mcf of gas produced and sold and decreases in the average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1995, 10,666 barrels of oil were sold compared to 10,685 for the same period in 1994, a decrease of 19 barrels. For the three months ended September 30, 1995, 28,730 mcf of gas were sold compared to 31,006 for the same period in 1994, a decrease of 2,276 mcf.

The average price received per barrel of oil decreased 5% from $17.24 for the three months ended September 30, 1994 to $16.43 for the same period in 1995 while the average price received per mcf of gas decreased 7% from $1.78 during the three months ended September 30, 1994 to $1.66 in 1995.

COSTS AND EXPENSES:

Total costs and expenses decreased to $179,685 for the three months ended September 30, 1995 as compared to $190,477 for the same period in 1994, a decrease of $10,792, or 6%. This decrease was due to declines in production costs, G&A and depletion, offset by an increase in abandoned property costs.

Production costs were $131,272 for the three months ended September 30, 1995 and $140,563 for the same period in 1994, resulting in a $9,291 decrease, or 7%. The decrease was the result of a reduction in well repair and maintenance expense and a decline in production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $7,179 for the three months ended September 30, 1994 to $6,686 for the same period in 1995.

Salvage income of $7,459 for the three months ended September 30, 1994 was derived from equipment credits received on several wells that were plugged and abandoned in prior years. A gain on abandoned property of $26 was recognized during the three months ended September 30, 1995, resulting from proceeds received from equipment salvage on two abandoned wells. Expenses of $5,947 and $4,839 were incurred during the three months ended September 30, 1995 and 1994, respectively, to plug and abandon uneconomical wells.

Depletion was $35,806 for the three months ended September 30, 1995 compared to $37,896 for the same period in 1994. This represented a decrease in depletion of $2,090, or 6%. Oil production decreased 19 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $369,780 during the nine months ended September 30, 1995, a $214,241 increase from the same period ended September 30, 1994, resulting from increased oil and gas sales, a decline in production costs and more timely receipt of oil and gas revenues. The increase in oil and gas sales was due to higher average prices received for oil. Production costs decreased due to less well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 and 1994, respectively, included $24,169 and $26,283 for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $5,713 from the sale of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1995, compared to $14,421 received during the same period in 1994. Proceeds of $1,155 and $674 were received from the salvage of equipment on several properties abandoned during the nine months ended September 30, 1995 and 1994, respectively.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $256,291 of which $253,037 was distributed to the limited partners and $3,254 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $207,359 of which $205,610 was distributed to the limited partners and $1,749 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long- lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


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


                                    PARKER & PARSLEY PRODUCING
                                    PROPERTIES 87-B, LTD.

                             By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:  Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  November 9, 1995     By:   /s/ Steven L. Beal
                                    ----------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA