Form 10-K
period 1995-12-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1996-04-01
CIK 809017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K

       / x /         Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)
                     For the fiscal year ended December 31, 1995
                                          or
       /   /       Transition Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 (No Fee Required)

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

         Registrant's Telephone Number, including area code : (915) 683-4768

        Securities  registered  pursuant  to Section  12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($500 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $5,997,500.

As of March 8, 1996, the number of outstanding limited partnership interests was 12,191. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                                 Page 1 of 28 pages.
                              -Exhibit index on page 28-

                                    PART I


ITEM 1.     Business

Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the state of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA"). The managing general partner during the year ended December 31, 1994 was Parker & Parsley Development Company ("PPDC"). PPDC was merged into PPDLP on January 1, 1995. See Item 12
(c).

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $30,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley Producing Properties Program-I, was declared effective by the Securities and Exchange Commission on February 20, 1987. On December 28, 1987, the offering of limited partnership interests in the Registrant, the second partnership formed under such statement, was closed, with interests aggregating $6,095,500 being sold to 573 subscribers.

The Registrant's primary business plan and objectives are to purchase producing oil and gas properties and distribute the cash flow from operations to its partners. The Registrant is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Registrant's revenue, income and identifiable assets.

The principal markets during 1995 for the oil produced by the Registrant were refineries and oil transmission companies that have facilities near the Registrant's oil producing properties. The principal markets for the
Registrant's gas were companies that have pipelines located near the Registrant's gas producing properties. Of the Registrant's oil and gas revenues for 1995, approximately 66% was attributable to sales made to Phibro Energy, Inc.

Because of the demand for oil and gas, the Registrant does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Registrant's gas producing properties. The Registrant believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items and the protection of the environment. Although the Registrant believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Registrant cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Registrant does not have any employees of its own. PPUSA employs 623 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed. The
Registrant's managing general partner, PPDLP through PPUSA, supplies all management functions

No material part of the Registrant's business is seasonal and the Registrant conducts no foreign operations.

ITEM 2.     Properties

The  Registrant's   properties  consist  primarily  of  leasehold  interests  in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

The Registrant completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties of which all are operated by the managing general partner. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Registrant purchased 15 overriding royalty interests effective January 1, 1990 and two additional overriding royalty interests during 1991. Seventeen uneconomical wells have been abandoned; one well in 1989, two wells in 1991, two wells in 1992, six in 1993, three wells in 1994 and three wells in 1995.

For information relating to the Registrant's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Registrant is not aware of any material legal proceedings (other than routine litigation in the ordinary course of the Registrant's business) to which it is a party or to which its property is subject.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters

At March 8, 1996, the Registrant had 12,191 outstanding limited partnership interests held of record by 600 subscribers. There is no established public trading market for the limited partner ship interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1995 and 1994, $353,613 and $266,567, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:
                        1995        1994        1993        1992        1991
                     ----------  ----------  ----------  ----------  ----------
Operating results:
  Oil and gas sales  $  921,034  $  907,637  $1,045,994  $1,242,244  $1,584,138
                      =========   =========   =========   =========   =========
  Impairment of
   oil and gas
   properties        $  104,960  $       -   $       -   $       -   $       -
                      =========   =========   =========   =========   =========
  Net income (loss)  $  157,736  $ (166,914) $ (112,198) $  (31,728) $  122,694
                      =========   =========   =========   =========   =========
  Allocation of net
   income (loss):
    Managing general
      partner        $    1,578  $   (1,669) $   (1,122) $       49  $    1,594
                      =========   =========   =========   =========   =========
    Limited partners $  156,158  $ (165,245) $ (111,076) $  (31,777) $  121,100
                      =========   =========   =========   =========   =========
  Limited partners'
   net income (loss)
   per limited part-
   nership interest  $    12.81  $   (13.55) $    (9.11) $    (2.61) $     9.93
                      =========   =========   =========   =========   =========
  Limited partners'
   cash distributions
   per limited part-
   nership interest  $    29.01  $    21.87  $    39.35  $    52.16  $    83.23
                      =========   =========   =========   =========   =========
At year end:
  Total assets       $1,958,507  $2,158,522  $2,594,125  $3,190,822  $3,864,733
                      =========   =========   =========   =========   =========

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

The Registrant's 1995 oil and gas revenues increased to $921,034 from $907,637 in 1994. The increase in revenues was the net result of an increase in the average price received per barrel of oil produced and sold, offset by a slight decline in barrels of oil produced and sold, a 6% decline in mcf of gas produced and sold and a decrease in the average price received per mcf of gas. In 1995, 43,188 barrels of oil were sold compared to 43,656 in 1994, a decrease of 468 barrels. In 1995, 108,168 mcf of gas were sold compared to 115,012 in 1994, a decrease of 6,844 mcf. Because of the decline characteristics of the
Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.(1)

The average price received per barrel of oil increased $1.21, or 8%, from $15.90 in 1994 to $17.11 in 1995, while the average price received per mcf of gas decreased from $1.86 in 1994 to $1.68 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.(1) The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received in 1995.(1)

Salvage income received from equipment disposals of $1,660 during 1995 was derived from equipment credits received on wells that were plugged and abandoned in prior years, as compared to $7,747 in equipment credits received on prior year abandonments during 1994. A loss on abandoned property of $4,769 was recognized during 1995. This loss was the result of $1,165 in proceeds received from equipment salvage on two abandoned wells, less the write-off of remaining capitalized well costs of $5,934. During 1994, a gain of $12,493 resulted from proceeds received from equipment salvage on two fully depleted abandoned wells. Expenses incurred to plug and abandon these properties decreased from $22,674 in 1994 to $8,153 in 1995.

Total costs and expenses decreased in 1995 to $771,512 as compared to $1,099,693 in 1994, a decrease of $328,181, or 30%. The decrease was attributable to declines in production costs, abandoned property costs and depletion, offset by increases in loss on abandoned properties, general and administration expenses ("G&A") and the impairment of oil and gas properties.

Production costs were $471,114 in 1995 and $556,124 in 1994, resulting in an $85,010 decrease, or 15%. The decrease was the result of a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $27,229 in 1994 to $27,631 in 1995. The Registrant paid the managing general partner $23,322 in 1995 and $19,388 in 1994 for G&A incurred on behalf of the Registrant. G&A is allocated, in part, to the Registrant by the managing general partner. The Partnership agreement limits allocated G&A to 2% of the initial contributions of the limited partners during the year of activation and the following calendar year. During each of the years the year of activation and the following calendar year. During each of the years following such two-year period, allocated G&A will not exceed 3% of the gross oil and gas revenues. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Registrant relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.(1)

Depletion was $154,885 in 1995 compared to $493,666 in 1994, a decrease of $338,781, or 69%. This decrease was the result of several properties being fully depleted in 1994. These properties reached their economic limit due to the downward revision of oil reserves during 1994. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 468 barrels in 1995 from 1994, while oil reserves of barrels were revised upward by 83,282 barrels, or 19%.

Effective for the fourth quarter of 1995 the Registrant adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") which requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment is recognized based on the asset's fair value as determined for oil and gas properties by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the natural gas price environment and the Registrant's expectation of future cash flows from its oil and gas properties at the time of review, the Registrant recognized a non-cash charge of $104,960 associated with the adoption of SFAS 121.

1994 compared to 1993

The Registrant's 1994 oil and gas revenues decreased to $907,637 from $1,045,994 in 1993, a decrease of 13%. The decrease in revenues resulted from a 4% decline in barrels of oil produced and sold, a 12% decline in mcf of gas produced and sold and decreases in the average price received per barrel of oil and mcf of gas. In 1994, 43,656 barrels of oil were sold compared to 45,679 in 1993, a decrease of 2,023 barrels. In 1994, 115,012 mcf of gas were sold compared to 130,491 in 1993, a decrease of 15,479 mcf. The production declines were the result of the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $1.17 from $17.07 in 1993 to $15.90 in 1994, while the average price received per mcf of gas decreased from $2.04 in 1993 to $1.86 in 1994.

Total costs and expenses decreased in 1994 to $1,099,693 as compared to $1,182,414 in 1993, a decrease of $82,721, or 7%. The decrease was attributable to declines in production costs, G&A and abandoned property costs, offset by an increase in depletion.

Production costs were $556,124 in 1994 and $719,600 in 1993, resulting in a $163,476 decrease, or 23%. Decreases in well repair and down-hole maintenance and in workover costs were attributable to the decline in production costs.

Salvage income from equipment disposals of $7,747 during 1994 was derived from equipment credits received on wells that were plugged and abandoned in prior years, as compared to no equipment credits received on prior year abandonments during 1993. Gains on abandoned properties of $12,493 and $16,649 were recognized during 1994 and 1993, respectively. These gains were the result of proceeds received from equipment salvage on two fully depleted abandoned wells in 1994 and six fully depleted abandoned wells in 1993. Accordingly, expenses incurred to plug and abandon these properties decreased from $58,228 in 1993 to $22,674 in 1994.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 13% from $31,378 in 1993 to $27,229 in 1994. The Registrant paid the managing general partner $19,388 in 1994 and $24,527 in 1993 for G&A incurred on behalf of the Registrant.

Depletion was $493,666 in 1994 compared to $373,208 in 1993, an increase of $120,458, or 32%. This increase was the result of several properties being fully depleted in 1994. These properties reached their economic limit due to the downward revision of oil reserves during 1994. Oil production decreased 2,023 barrels in 1994 from 1993, while oil reserves of barrels were revised downward by 55,250 barrels, or 10%.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Registrant. During 1993, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics, decreased by 1.1%. The 1994 annual change in average weekly earnings increased by 4.8%. The 1995 index (effective April 1, 1995) increased 4.4%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. Since December 31, 1994, prices for oil production have fluctuated throughout the year. The price per barrel for oil production similar to the Registrant's ranged from approximately $16.00 to $19.00. For February 1996, the average price for the Registrant's oil was approximately $18.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.(1)

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $476,380 during the year ended December 31, 1995, a $240,769 increase from the year ended December 31, 1994. The increase was due to an increase in oil and gas sales and reductions in production costs, abandoned property costs and G&A. The increase in oil and gas sales was primarily attributable to higher average prices received per barrel of oil produced and sold. The reduced production costs reflected lower well repair and downhole maintenance costs. The decline in abandoned property costs was attributable to a smaller working interest in the three wells abandoned in 1995 as compared to the three wells abandoned in 1994. G&A decreased due to less direct expense allocated by the managing general partner.

Net Cash Provided by (Used in) Investing Activities

The  Registrant's   investing   activities  during  1995  included  $26,426  for
expenditures related to repair and maintenance activity on several oil and gas properties, as compared to $121,915 during 1994.

The Registrant received $1,155 and $7,349 during 1995 and 1994, respectively, from the salvage of equipment on abandoned properties. Equipment disposals on active properties yielded proceeds of $5,713 and $7,747 during 1995 and 1994, respectively.

Net Cash Used in Financing Activities

Cash was sufficient in 1995 for distributions to the partners of $357,751 of which $353,613 was distributed to the limited partners and $4,138 to the managing general partner. In 1994, cash was sufficient for distributions to the partners of $268,689 of which $266,567 was distributed to the limited partners and $2,122 to the managing general partner.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions.(1) As the production from the properties declines, distributions are also expected to decrease.(1)

- ---------------

(1) This statement is a forward looking statement that involves risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statement.

ITEM 8.    Financial Statements and Supplementary Data

The Registrant's audited financial statements are included elsewhere herein.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III


ITEM 10.    Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the limited partnership agreement, the Registrant's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                          December 31,
      Name                   1995                      Position

Scott D. Sheffield            43         Chairman of the Board and Director

James D. Moring (a)           59         President, Chief Executive Officer and
                                          Director

Timothy A. Leach              36         Executive Vice President and Director

Steven L. Beal                36         Senior Vice President, Treasurer and
                                          Chief Financial Officer

Mark L. Withrow               48         Senior Vice President and Secretary

- ---------------

(a) Mr. Moring retired from the Company and subsidiaries effective January 1, 1996. Mr. Sheffield assumed the positions of President and Chief Executive Officer of PPUSA effective January 1, 1996.

     Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined PPDC, the principal operating subsidiary of the Company, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a Director of PPDC. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining PPDC, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

     James D. Moring. Mr. Moring, a graduate of Texas Tech University with a Bachelor of Science degree in Petroleum Engineering has been a Director of the Company since October 1990 and was Senior Vice President - Operations of the Company from October 1990 until May 1993, when he was appointed Executive Vice President - Operations. Mr. Moring has been principally occupied since July 1982 as the supervisor of the drilling, completion, and production operations of PPDC and its affiliates and has served as an officer of PPDC since January 1983. Mr. Moring has been Senior Vice President - Operations and a Director of PPDC since June 1989 and in May 1993, Mr. Moring was appointed Executive Vice President - Operations. Mr. Moring was elected President and Director and appointed Chief Executive Officer of PPUSA on January 1, 1995. Effective January 1, 1996, Mr. Moring retired from the Company and subsidiaries. In the five years before joining PPDC, Mr. Moring was employed as a Division Operations Manager with Moran Exploration, Inc. and its predecessor.

      Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President of PPUSA on December 1, 1995. He had joined PPDC as Vice President - Engineering in September 1989. Prior to joining PPDC, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

     Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. On January 1, 1995, Mr. Beal was elected Senior Vice President, Treasurer and Chief Financial Officer of PPUSA. Mr. Beal has been the Company's Chief Accounting Officer since November 1992 and been the Company's Treasurer since October 1990. Mr. Beal joined PPDC as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining PPDC, Mr. Beal was employed as an audit manager of Price Waterhouse.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA. Mr. Withrow joined PPDC in January 1991. Prior to joining PPDC , Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

ITEM 11.    Executive Compensation

The Registrant does not have any directors or officers. Management of the Registrant is vested in PPDLP, the managing general partner. The Registrant participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the limited partnership
agreement,  PPDLP  pays  1%  of  the  Registrant's  acquisition,   drilling  and
completion costs and 1% of its operating and general and administrative expenses. In return, PPDLP is allocated 1% of the Registrant's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Registrant.

The Registrant does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

(a)  Beneficial owners of more than five percent

The Registrant is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Registrant. PPDLP owned 196 limited partner interests at January 1, 1996.

(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, PPDLP, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Registrant is not aware of any current arrangement or activity which may lead to such removal. The Registrant is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Registrant.

(c)  Changes in control

On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of Parker & Parsley Producing Properties 87-B, Ltd., as a result of the merger into it of PPDC, a Delaware corporation, and an affiliate of PPDLP and the Company, which previously served as the managing general partner of the Registrant. PPDLP has, therefore, succeeded to all of the rights and obligations of PPDC and will manage and conduct the property, business and affairs of the Registrant.

ITEM 13.    Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Registrant had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                           1995           1994           1993
                                        ---------      ---------      ---------
Payment of lease operating and
 supervision charges in accordance
 with standard industry operating
 agreements                             $ 153,156      $ 178,054      $ 203,041

Reimbursement of general and
 administrative expenses                $  23,322      $  19,388      $  24,527

Receipt of proceeds for the salvage
 value of retired oil and gas
 equipment                              $   6,498      $  18,684      $  30,239

Under the limited partnership agreement, the managing general partner pays 1% of the Registrant's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Registrant's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Registrant's participation with the managing general partner in oil and gas activities of the Program.

                                    PART IV


ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

              Independent Auditors' Report

              Balance sheets as of December 31, 1995 and 1994

              Statements of operations for the years ended December 31, 1995,
                 1994 and 1993

              Statements of partners' capital for the years ended December 31,
                 1995, 1994 and 1993

              Statements of cash flows for the years ended December 31, 1995,
                 1994 and 1993

              Notes to financial statements

     2.   Financial statement schedules

          All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARKER & PARSLEY PRODUCING
                                   PROPERTIES 87-B, LTD.

Dated: March 29, 1996             By:  Parker & Parsley Development L.P.,
                                        Managing General Partner

                                       By: Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner


                                       By:  /s/ Scott D. Sheffield
                                          -------------------------------
                                          Scott D. Sheffield, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield       President, Chairman of the Board,    March 29, 1996
- -------------------------    Chief Executive Officer and
Scott D. Sheffield           Director of PPUSA



/s/ Timothy A. Leach         Executive Vice President             March 29, 1996
- -------------------------    and Director of PPUSA
Timothy A. Leach



/s/ Steven L. Beal           Senior Vice President,               March 29, 1996
- -------------------------    Treasurer and Chief
Steven L. Beal               Financial Officer of PPUSA



/s/ Mark L. Withrow          Senior Vice President and            March 29, 1996
- -------------------------    Secretary of PPUSA
Mark L. Withrow

                           INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley Producing Properties 87-B, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley Producing Properties 87-B, Ltd. as listed in the accompanying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-B, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of."



                                          KPMG Peat Marwick LLP


Midland, Texas
March 8, 1996

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                                  BALANCE SHEETS
                                   December 31

                                                        1995            1994
                                                    -----------     -----------
           ASSETS

Current assets:
  Cash and cash equivalents, all interest
   bearing deposits                                 $   135,981     $    36,910
  Accounts receivable - affiliate                        43,366          82,820
                                                     ----------      ----------
     Total current assets                               179,347         119,730

Oil and gas properties - at cost, based on
  the successful efforts accounting method            4,897,763       4,902,973
    Accumulated depletion                            (3,118,603)     (2,864,181)
                                                     ----------      ----------

     Net oil and gas properties                       1,779,160       2,038,792
                                                     ----------      ----------

                                                    $ 1,958,507     $ 2,158,522
                                                     ==========      ===========
      PARTNERS' CAPITAL

Partners' capital:
  Limited partners (12,191 interests)               $ 1,939,382     $ 2,136,837
  Managing general partner                               19,125          21,685
                                                     ----------      ----------

                                                    $ 1,958,507     $ 2,158,522
                                                     ==========      ==========










         The accompanying notes are an integral part of these statements.

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                             STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                           1995          1994          1993
                                        ----------    ----------    ----------
Revenues:
 Oil and gas sales                      $  921,034    $  907,637    $1,045,994
 Interest income                             6,554         4,902         7,573
 Gain on abandoned properties                   -         12,493        16,649
 Salvage income from equipment
  disposals                                  1,660         7,747            -
                                         ---------     ---------     ---------

       Total revenues                      929,248       932,779     1,070,216

Costs and expenses:
 Production costs                          471,114       556,124       719,600
 Abandoned property costs                    8,153        22,674        58,228
 Loss on abandoned properties                4,769            -             -
 General and administrative expenses        27,631        27,229        31,378
 Depletion                                 154,885       493,666       373,208
 Impairment of oil and gas properties      104,960            -             -
                                         ---------     ---------     ---------

       Total costs and expenses            771,512     1,099,693     1,182,414
                                         ---------     ---------     ---------

Net income (loss)                       $  157,736    $ (166,914)   $ (112,198)
                                         =========     =========     =========

Allocation of net income (loss):
 Managing general partner               $    1,578    $   (1,669)   $   (1,122)
                                         =========     =========     =========

 Limited partners                       $  156,158    $ (165,245)   $ (111,076)
                                         =========     =========     =========

Net income (loss) per limited
 partnership interest                   $    12.81    $   (13.55)   $    (9.11)
                                         =========     =========     =========



         The accompanying notes are an integral part of these statements.

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                           Managing
                                           general      Limited
                                           partner      partners       Total
                                          ---------    ----------    ----------

Partners' capital at January 1, 1993      $  31,383    $3,159,439    $3,190,822

   Distributions                             (4,785)     (479,714)     (484,499)

   Net loss                                  (1,122)     (111,076)     (112,198)
                                           --------     ---------     ---------

Partners' capital at December 31, 1993       25,476     2,568,649     2,594,125

   Distributions                             (2,122)     (266,567)     (268,689)

   Net loss                                  (1,669)     (165,245)     (166,914)
                                           --------     ---------     ---------

Partners' capital at December 31, 1994       21,685     2,136,837     2,158,522

   Distributions                             (4,138)     (353,613)     (357,751)

   Net income                                 1,578       156,158       157,736
                                           --------     ---------     ---------

Partners' capital at December 31, 1995    $  19,125    $1,939,382    $1,958,507
                                           ========     =========     =========









         The accompanying notes are an integral part of these statements.

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                         For the years ended December 31

                                             1995          1994          1993
                                          ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                       $ 157,736     $(166,914)    $(112,198)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    (Gain) loss on abandoned properties       4,769       (12,493)      (16,649)
    Salvage income from equipment
     disposals                               (1,660)       (7,747)           -
    Depletion                               154,885       493,666       373,208
    Impairment of oil and gas properties    104,960            -             -
  Changes in assets:
    (Increase) decrease in accounts
     receivable                              55,690       (70,901)       68,642
                                           --------      --------      --------
      Net cash provided by operating
       activities                           476,380       235,611       313,003

Cash flows from investing activities:

  (Additions) disposals of oil and gas
   equipment                                (26,426)     (121,915)        7,028
  Proceeds from salvage income on
   equipment disposals                        5,713         7,747            -
  Proceeds from equipment salvage on
   abandoned properties                       1,155         7,349        16,649
                                           --------      --------      --------
      Net cash provided by (used in)
       investing activities                 (19,558)     (106,819)       23,677

Cash flows from financing activities:
  Cash distributions to partners           (357,751)     (268,689)     (484,499)
                                           --------      --------      --------
Net increase (decrease) in cash and
 cash equivalents                            99,071      (139,897)     (147,819)
Cash and cash equivalents at beginning
 of year                                     36,910       176,807       324,626
                                           --------      --------      --------
Cash and cash equivalents at end
 of year                                  $ 135,981     $  36,910     $ 176,807
                                           ========      ========      ========

         The accompanying notes are an integral part of these statements.

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993


Note 1.     Organization and nature of operations

     Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

     The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Impairment of long-lived assets - Effective for the fourth quarter of 1995 the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Consequently, the Partnership reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying value of the asset exceeds the fair value of the asset.

     The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Parker & Parsley Petroleum USA, Inc. ("PPUSA"), the sole general partner of Parker & Parsley Development L.P. ("PPDLP"), the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

     Prior to the adoption of SFAS 121 in the fourth quarter, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

     Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Organization costs - Organization costs are capitalized and amortized on the straight-line method over 60 months.

     Net income (loss) per limited partnership  interest - The net income (loss)
per  limited  partnership   interest  is  calculated  by  using  the  number  of
outstanding limited partnership interests.

     Income taxes - A Federal income tax provision (credit) has not been included in the financial statements as the income (loss) of the Partnership is included in the individual Federal income tax returns of the respective partners.

     Statements of cash flows - For purposes of reporting cash flows, cash and cash equivalents include depository accounts held by banks.

     General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

     Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.    Impairment of long-lived assets

    The Partnership adopted SFAS 121 effective for the fourth quarter of 1995. SFAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt SFAS 121 for fiscal years beginning after December 15, 1995.

    In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash charge of $104,960 related to its oil and gas properties during the fourth quarter of 1995.

    As of December 31, 1995, management had not committed to sell any Partnership assets.

Note 4.    Income taxes

    The  financial   statement  basis  of  the   Partnership's  net  assets  and
liabilities was $599,645 less than the tax basis at December 31, 1995.

    The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:
                                               1995        1994         1993
                                            ---------    ---------    ---------
Net income (loss) per statements of
 operations                                 $ 157,736    $(166,914)   $(112,198)
Intangible development costs capitalized
 for financial reporting purposes and
 expensed for tax reporting purposes             (623)    (110,435)          -
Depletion and depreciation provisions
 for tax reporting purposes (over) under
 amounts for financial reporting purposes     (23,603)     241,597       (6,698)
Impairment of oil and gas properties for
 financial reporting purposes                 104,960           -            -
Abandoned property costs for tax reporting
 purposes over amounts for financial
 reporting purposes                                -       (13,094)     (33,127)
Accrued expense for financial reporting
 purposes under amounts for tax reporting
 purposes                                          -            -        (9,736)
Other, net                                        535        4,631       11,286
                                             --------     --------     --------
      Net income (loss) per Federal
       income tax returns                   $ 239,005    $ (44,215)   $(150,473)
                                             ========     ========     ========
                                        23

Note 5.    Oil and gas producing activities

     The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                       1995           1994            1993
                                    ---------      ----------      ---------
  Property acquisition costs        $  10,852      $   21,844      $  28,834
                                     ========       =========       ========
  Development costs                 $     623      $  127,068      $      -
                                     ========       =========       ========

     Capitalized oil and gas properties consist of the following:

                                         1995           1994           1993
                                     -----------    -----------    -----------
  Proved properties:
    Property acquisition costs       $ 3,354,752    $ 3,360,585    $ 3,396,794
    Completed wells and equipment      1,543,011      1,542,388      1,415,320
                                      ----------     ----------     ----------
                                       4,897,763      4,902,973      4,812,114
  Accumulated depletion               (3,118,603)    (2,864,181)    (2,426,135)
                                      ----------     ----------     ----------
       Net capitalized costs         $ 1,779,160    $ 2,038,792    $ 2,385,979
                                      ==========     ==========     ==========

During 1995, the Partnership recognized a non-cash charge against oil and gas properties of $104,960 associated with the adoption of SFAS 121. See Note 3.

Note 6.    Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                           1995          1994           1993
                                         ---------     ---------      ---------
  Payment of lease operating and
    supervision charges in accordance
    with standard industry operating
    agreements                           $ 153,156     $ 178,054      $ 203,041

  Reimbursement of general and
    administrative expenses              $  23,322     $  19,388      $  24,527

  Receipt of proceeds for the salvage
    value of retired oil and gas
    equipment                            $   6,498     $  18,684      $  30,239

     The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. PPDLP, P&P Producing Properties 87-B Employees ("EMPL") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of PPUSA.
                                        24

     The costs and revenues of the Program are allocated to PPDLP, EMPL and the Partnership as follows:
                                               PPDLP (1)
                                               and EMPL         Partnership
                                              -----------       -----------
Revenues:
   Revenues  from oil and gas  production,
    proceeds  from  sales  of  producing
    properties and all other revenues:
      Before payout                            4.040405%        95.959595%
      After payout                            19.191920%        80.808080%
Costs and expenses:
   Property  acquisition  costs, operating
    costs, general and  administrative
    expenses and other costs:
      Before payout                            4.040405%        95.959595%
      After payout                            19.191920%        80.808080%

  (1) Excludes PPDLP's 1% general partner ownership which is allocated at the Partnership level and 196 limited partner interests owned by PPDLP.

Note 7.    Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1995, 1994 and 1993 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                Oil (bbls)       Gas (mcf)
                                                ----------       ----------
  Net proved reserves at January 1, 1993           572,446        1,830,081
  Revisions of estimates of January 1, 1993         11,077          (19,069)
  Production                                       (45,679)        (130,491)
                                                ----------       ----------
  Net proved reserves at December 31, 1993         537,844        1,680,521
  Revisions of estimates of December 31, 1993      (55,250)         (62,621)
  Production                                       (43,656)        (115,012)
                                                ----------       ----------
  Net proved reserves at December 31, 1994         438,938        1,502,888
  Revisions of estimates of December 31, 1994       83,282          411,623
  Production                                       (43,188)        (108,168)
                                                ----------       ----------
  Net proved reserves at December 31, 1995         479,032        1,806,343
                                                ==========       ==========

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1995 prices of $19.35 per barrel of oil and $1.90 per mcf of gas, discounted at 10% was approximately $2,816,000 and undiscounted was $5,451,000 at December 31, 1995.
                                        25

     The Partnership emphasizes that reserve estimates are inherently imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.    Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales during the years ended December 31:

                                           1995      1994      1993
                                           ----      ----      ----

         Phibro Energy, Inc.                66%       62%       60%
         GPM Gas Corporation                 -        15%       11%
         Western Gas Resources, Inc.         -        10%       10%
         Phillips Petroleum Company          -         -        10%

     PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Phibro Energy, Inc. ("Phibro") substantially all crude oil (including condensate) which any of such entities has the right to market from time to time. On December 29, 1995, PPDLP and Phibro entered into a Memorandum of Agreement ("Phibro MOA") that cancels the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. The price to be paid for oil purchased under the Phibro MOA is to be competitive with prices paid by other substantial purchasers in the same area who are significant competitors of Phibro. The price to be paid for oil purchased under the Phibro MOA also includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Phibro MOA is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Although Phibro was required to post a $16 million letter of credit in connection with purchases under the prior agreement, it is anticipated that this security requirement will be replaced by a $25 million payment guarantee by Phibro's parent company, Salomon Inc.

Note 9.    Organization and operations

     The Partnership was organized December 28, 1987 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring producing properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

     Managing general partner - On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Partnership as a result of the merger into it of Parker & Parsley Development Company
     ("PPDC"), a Delaware corporation, and an affiliate of PPDLP and the Company, and which previously served as the managing general partner of the Partnership. PPDLP has, therefore, succeeded to all of the rights and obligations of PPDC and will manage and conduct the property, business and affairs of the Partnership, including the development drilling program in which the Partnership participates. PPDLP has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the

     Partnership's  acquisition,  drilling  and  completion  costs and 1% of its
     operating  and  general  and  administrative  expenses.   In  return, it is
     allocated 1% of the Partnership's revenues.

     Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

     Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $6,095,500. PPDLP is required to contribute amounts equal to 1% of initial Partnership capital less commission and offering expenses allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

                 PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                                INDEX TO EXHIBITS




     The following documents are incorporated by reference in response to Item 14(c):


Exhibit No.                       Description                       Page

    4(a)                Agreement of Limited Partnership of           -
                        Parker & Parsley Producing Properties
                        87-B, Ltd.

    4(b)                Form of Subscription Agreement and            -
                        Power of Attorney

    4(c)                Specimen Certificate of Limited Partnership   -
                        Interest

   10(a)                Operating Agreement                           -

   10(b)                Exploration and Development Program           -
                        Agreement