Form 10-Q
period 1996-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1996-05-15
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /x/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                   March 31,     December 31,
                                                     1996           1995
                                                  -----------    -----------
                                                  (Unaudited)
               ASSETS

Current assets:
 Cash and cash equivalents, all interest
  bearing deposits                                $    47,080    $   135,981
 Accounts receivable - affiliate                       86,148         43,366
                                                   ----------     ----------
     Total current assets                             133,228        179,347

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                             4,905,695      4,897,763
  Accumulated depletion                            (3,149,232)    (3,118,603)
                                                   ----------     ----------
     Net oil and gas properties                     1,756,463      1,779,160
                                                   ----------     ----------
                                                  $ 1,889,691    $ 1,958,507
                                                   ==========     ==========

          PARTNERS' CAPITAL

Partners' capital:
 Limited partners (12,191 interests)              $ 1,870,986    $ 1,939,382
 Managing general partner                              18,705         19,125
                                                   ----------     ----------
                                                  $ 1,889,691    $ 1,958,507
                                                   ==========     ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Revenues:
 Oil and gas sales                                  $  219,100    $  237,284
 Interest income                                         1,410           875
 Salvage income from equipment disposals                   948           569
                                                     ---------     ---------
     Total revenues                                    221,458       238,728

Costs and expenses:
 Production costs                                      148,694       124,818
 General and administrative expenses                     6,552         7,118
 Depletion                                              30,629        41,836
 Abandoned property costs                                   -          3,044
 Loss on abandoned properties                               -          5,145
                                                     ---------     ---------
     Total costs and expenses                          185,875       181,961
                                                     ---------     ---------
Net income                                          $   35,583    $   56,767
                                                     =========     =========
Allocation of net income:
 Managing general partner                           $      356    $      568
                                                     =========    ==========

Limited partners                                    $   35,227    $   56,199
                                                     =========    ==========
Net income per limited partnership
 interest                                           $     2.89    $     4.61
                                                     =========    ==========
Distributions per limited partnership
 interest                                           $     8.50    $     4.50
                                                     =========    ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        Managing
                                        general      Limited
                                        partner      partners        Total
                                      -----------   -----------   -----------

Balance at January 1, 1995            $    21,685   $ 2,136,837   $ 2,158,522

  Distributions                              (973)      (54,861)      (55,834)

  Net income                                  568        56,199        56,767
                                       ----------    ----------    ----------

Balance at March 31, 1995             $    21,280   $ 2,138,175   $ 2,159,455
                                       ==========    ==========    ==========


Balance at January 1, 1996            $    19,125   $ 1,939,382   $ 1,958,507

  Distributions                              (776)     (103,623)     (104,399)

  Net income                                  356        35,227        35,583
                                       ----------    ----------    ----------

Balance at March 31, 1996             $    18,705   $ 1,870,986   $ 1,889,691
                                       ==========    ==========    ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1995          1995
                                                     ----------    ----------
Cash flows from operating activities:
 Net income                                          $   35,583    $   56,767
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Salvage income from equipment disposals                 (948)         (569)
   Loss on abandoned properties                              -          5,145
   Depletion                                             30,629        41,836
Changes in assets:
   (Increase) decrease in accounts
    receivable                                          (40,087)       19,230
                                                      ---------     ---------
     Net cash provided by operating
      activities                                         25,177       122,409

Cash flows from investing activities:
 Additions to oil and gas properties                    (10,781)      (24,033)
 Proceeds from salvage income on
  equipment disposals                                     1,102            -
                                                      ---------     ---------
     Net cash provided by investing
      activities                                         (9,679)      (24,033)

Cash flows from financing activities:
 Cash distributions to partners                        (104,399)      (55,834)
                                                      ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                                       (88,901)       42,542
Cash and cash equivalents at beginning
 of period                                              135,981        36,910
                                                      ---------     ---------
Cash and cash equivalents at end of period           $   47,080    $   79,452
                                                      =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)



NOTE 1.

Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed December 28, 1987. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $6,095,500 representing 12,191 interests ($500 per interest) sold to a total of 573 limited partners.

Since its formation, the Registrant has invested $5,265,063 in various producing oil and gas prospects purchased in Texas. At March 31, 1996, the Registrant had completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties. Seventeen uneconomical wells have been abandoned; one well in 1989, two wells in 1991, two wells in 1992, six wells in 1993, three wells in 1994 and three wells in 1995. The Registrant also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Registrant purchased 15 overriding royalty interests effective January 1, 1990. Since January 1, 1991, two development wells have been drilled which resulted in two additional overriding royalty interests to the Registrant. All the properties are operated by the managing general partner.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $219,100 from $237,284 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 8%. The decrease resulted from a 22% decline in barrels of oil produced and sold, offset by a slight increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1996, 8,682 barrels of oil were sold compared to 11,188 for the same period in 1995, a decrease of 2,506 barrels. For the three months ended March 31, 1996, 26,086 mcf of gas were sold compared to 25,727 for the same period in 1995, an increase of 359 mcf. The decrease in barrels of oil produced and sold was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in mcf of gas produced and sold was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.90, or 11%, from $17.14 for the three months ended March 31, 1995 to $19.04 for the same period in 1996. The average price received per mcf of gas increased 16% from $1.77 during the three months ended March 31, 1995 to $2.06 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses increased to $185,875 for the three months ended March 31, 1996 as compared to $181,961 for the same period in 1995, an increase of $3,914, or 2%. This increase was the result of an increase in production costs, offset by declines in general and administrative expenses ("G&A"), depletion, abandoned property costs and loss on abandoned properties.

Production costs were $148,694 for the three months ended March 31, 1996 and $124,818 for the same period in 1995 resulting in a $23,876 increase, or 19%. The increase was primarily attributable to workover expense incurred in an effort to stimulate production, offset by a decrease in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 8% from $7,118 for the three months ended March 31, 1995 to $6,552 for the same period in 1996.

Salvage income received from equipment disposals of $948 and $569 during the three months ended March 31, 1996 and 1995, respectively, was derived from equipment credits received on wells that were plugged and abandoned in prior years. A loss on abandoned property of $5,145 was recognized during the three months ended March 31, 1995. This loss was the result of $789 in proceeds received from equipment salvage on two abandoned wells, less the write-off of remaining capitalized costs of $5,934. There were no abandonments for the same period in 1996. Expenses of $3,044 were incurred to plug and abandon two uneconomical properties during the three months ended March 31, 1995, compared to an absence of abandonment activity for the same period in 1996.

Depletion was $30,629 for the three months ended March 31, 1996 compared to $41,836 for the same period in 1995. This represented a decrease in depletion of $11,207, or 27%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995, and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,506 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 83,282 barrels, or 19%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $25,177 during the three months ended March 31, 1996, a $97,232 decrease from the same period ended March 31, 1995. This decrease was primarily the result of an increase in expenditures for production costs, offset by a decrease in oil and gas sales receipts and abandoned property costs. The increase in production cost expenditures resulted from workover costs incurred in an effort to stimulate production. The decrease in oil and gas sales receipts was due to a decline in barrels of oil produced and sold.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 and 1995, respectively, included $10,781 and $24,033 for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $1,102 were received during the three months ended March 31, 1996 from the disposal of oil and gas equipment on properties abandoned in prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $104,399 of which $103,623 was distributed to the limited partners and $776 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $55,834 of which $54,861 was distributed to the limited partners and $973 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.




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


                                 PARKER & PARSLEY PRODUCING
                                 PROPERTIES 87-B, LTD.

                            By:  Parker & Parsley Development L.P.,
                                 Managing General Partner

                                 By:  Parker & Parsley Petroleum USA, Inc.
                                      ("PPUSA"), General Partner



Dated:  May 14, 1996        By:  /s/ Steven L. Beal
                                 --------------------------------------
                                    Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA