Form 10-Q
period 1996-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1996-08-13
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
                                                 (Unaudited)
              ASSETS

Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $70,964 at June 30 and $135,981
  at December 31                                $     71,264    $    135,981
 Accounts receivable - affiliate                      84,710          43,366
                                                 -----------     -----------
     Total current assets                            155,974         179,347

Oil and gas properties - at cost,
 based on the successful efforts
 accounting method                                 4,893,593       4,897,763
  Accumulated depletion                           (3,164,675)     (3,118,603)
                                                 -----------     -----------
     Net oil and gas properties                    1,728,918       1,779,160
                                                 -----------     -----------
                                                $  1,884,892    $  1,958,507
                                                 ===========     ===========

         PARTNERS' CAPITAL

Partners' capital:
 Limited partners (12,191 interests)            $  1,866,461    $  1,939,382
 Managing general partner                             18,431          19,125
                                                 -----------     -----------
                                                $  1,884,892    $  1,958,507
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended        Six months ended
                                      June 30,                  June 30,
                                  1996        1995         1996        1995
                               ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales             $  229,700  $  213,847   $  448,800  $  451,131
 Interest income                      380       1,687        1,790       2,562
 Salvage income from
  equipment disposal                   39          -           987         569
                                ---------   ---------    ---------   ---------
   Total revenues                 230,119     215,534      451,577     454,262

Costs and expenses:
 Production costs                 108,515     119,097      257,209     243,915
 General and adminis-
  trative expenses                  6,912       6,416       13,464      13,534
 Depletion                         26,139      36,210       56,768      78,046
 Abandoned property costs           1,376          82        1,376       3,126
 (Gain) loss on abandoned
  property                          2,579        (340)       2,579       4,805
                                ---------   ---------    ---------   ---------
    Total costs and
     expenses                     145,521     161,465      331,396     343,426
                                ---------   ---------    ---------   ---------
Net income                     $   84,598  $   54,069   $  120,181  $  110,836
                                =========   =========    =========   =========
Allocation of net income:
 Managing general
  partner                      $      846  $      540   $    1,202  $    1,108
                                =========   =========    =========   =========
 Limited partners              $   83,752  $   53,529   $  118,979  $  109,728
                                =========   =========    =========   =========
Net income per limited
 partnership interest          $     6.87  $     4.39   $     9.76  $     9.00
                                =========   =========    =========   =========
Distributions per limited
 partnership interest          $     7.24  $     7.50   $    15.74  $    12.00
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        Managing
                                        general      Limited
                                        partner      partners        Total
                                      -----------   -----------   -----------

Balance at January 1, 1995            $    21,685   $ 2,136,837   $ 2,158,522

Distributions                              (2,126)     (146,295)     (148,421)

Net income                                  1,108       109,728       110,836
                                       ----------    ----------    ----------
Balance at June 30, 1995              $    20,667   $ 2,100,270   $ 2,120,937
                                       ==========    ==========    ==========


Balance at January 1, 1996            $    19,125   $ 1,939,382   $ 1,958,507

Distributions                              (1,896)     (191,900)     (193,796)

Net income                                  1,202       118,979       120,181
                                       ----------    ----------    ----------
Balance at June 30, 1996              $    18,431   $ 1,866,461   $ 1,884,892
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                        1996         1995
                                                     ----------   ----------
Cash flows from operating activities:
 Net income                                          $  120,181   $  110,836
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                             56,768       78,046
   Salvage income from equipment disposal                  (987)        (569)
   Loss on abandoned property                             2,579        4,805
 Changes in assets:
  (Increase) decrease in accounts
   receivable                                           (38,769)      57,788
                                                      ---------    ---------
     Net cash provided by operating
      activities                                        139,772      250,906

Cash flows from investing activities:
 Additions to oil and gas equipment                     (12,785)     (24,258)
 Proceeds from salvage income on
  equipment disposal                                      2,092        5,713
 Proceeds from equipment salvage on
  abandoned property                                         -         1,129
                                                      ---------    ---------
     Net cash used in investing activities              (10,693)     (17,416)

Cash flows from financing activities:
 Cash distributions to partners                        (193,796)    (148,421)
                                                      ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                                       (64,717)      85,069
Cash and cash equivalents at beginning
 of period                                              135,981       36,910
                                                      ---------    ---------
Cash and cash equivalents at end
 of period                                           $   71,264   $  121,979
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $448,800 from $451,131 for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues was the result of a 17% decline in barrels of oil produced and sold and and a 13% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1996, 17,243 barrels of oil were sold compared to 20,802 for the same period in 1995, a decrease of 3,559 barrels. For the six months ended June 30, 1996, 45,843 mcf of gas were sold compared to 52,442 for the same period in 1995, a decrease of 6,599 mcf. The decreases in production volumes were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.87, or 16%, from $17.58 for the six months ended June 30, 1995 to $20.45 for the same period in 1996. The average price received per mcf of gas increased 29% to $2.10 for the six months ended June 30, 1996 compared to $1.63 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income received from equipment disposals of $987 and $569 for the six months ended June 30, 1996 and 1995, respectively, was derived from equipment credits received on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $331,396 for the six months ended June 30, 1996 as compared to $343,426 for the same period in 1995, a decrease of $12,030, or 4%. This decrease was due to reductions in general and administrative expenses ("G&A"), depletion, abandoned property costs and loss on abandonments, offset by an increase in production costs.

Production costs were $257,209 for the six months ended June 30, 1996 and $243,915 for the same period in 1995, resulting in a $13,294 increase, or 5%. The increase was primarily attributable to an increase in workover expenses incurred in an effort to stimulate well production, offset by a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $13,534 for the six months ended June 30, 1995 to $13,464 for the same period in 1996.

During the six months ended June 30, 1996, a loss on abandoned properties of $2,579 was attributable to the write-off of remaining capitalized well costs on the abandonment of one saltwater disposal well. For the same period in 1995, a loss of $4,805 resulted from the write-off of remaining capitalized well costs of $5,934 on two oil and gas wells, less $1,129 in proceeds received from equipment salvage. Expenses of $1,376 were incurred during the six months ended June 30, 1996 to plug and abandon one uneconomical saltwater disposal well, compared to $3,126 to plug and abandon three oil and gas wells for the same period in 1995.

Depletion was $56,768 for the six months ended June 30, 1996 compared to $78,046 for the same period in 1995. This represented a decline in depletion of $21,278, or 27%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 3,559 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves were revised upward by 83,282 barrels, or 19%.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $229,700 from $213,847 for the three months ended June 30, 1996 and 1995, respectively, an increase of 7%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a 26% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 8,562 barrels of oil were sold compared to 9,614 for the same period in 1995, a decrease of 1,052 barrels. For the three months ended June 30, 1996, 19,757 mcf of gas were sold compared to 26,715 for the same period in 1995, a decrease of 6,958 mcf. The decreases in production volumes were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.79, or 21%, from $18.09 for the three months ended June 30, 1995 to $21.88 for the same period in 1996 while the average price received per mcf of gas increased 44% from $1.49 during the three months ended June 30, 1995 to $2.15 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $145,521 for the three months ended June 30, 1996 as compared to $161,465 for the same period in 1995, a decrease of $15,944, or 10%. This decrease was due to declines in production costs, depletion and gain on abandoned property, offset by increases in G&A and abandoned property costs.

Production costs were $108,515 for the three months ended June 30, 1996 and $119,097 for the same period in 1995, resulting in a $10,582 decrease, or 9%. The decrease was the result of reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $6,416 for the three months ended June 30, 1995 to $6,912 for the same period in 1996.

Depletion was $26,139 for the three months ended June 30, 1996 compared to $36,210 for the same period in 1995. This represented a decrease in depletion of $10,071, or 28%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 1,052 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $111,134 from the same period in 1995. This decrease was the result of additional production costs paid and a decline in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995 were primarily for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $2,092 and $5,713, from the sale of oil and gas equipment on properties abandoned in prior years, were received during the six months ended June 30, 1996 and 1995, respectively. Proceeds of $1,129 were received from the salvage of equipment on several properties abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $193,796 of which $191,900 was distributed to the limited partners and $1,896 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $148,421 of which $146,295 was distributed to the limited partners and $2,126 to the managing general partner.

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


                                      PARKER & PARSLEY PRODUCING
                                       PROPERTIES 87-B, LTD.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996          By:   /s/ Steven L. Beal
                                      ---------------------------------------
                                      Steven L. Beal, Senior Vice
                                       President and Chief Financial
                                        Officer of PPUSA