Form 10-Q
period 1996-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1996-11-12
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


Part II.    Other Information.........................................   11

                Signatures............................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS



                                                   September 30,   December 31,
                                                       1996           1995
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $57,442 at September 30
     and $135,981 at December 31                   $    57,726     $   135,981
  Accounts receivable - affiliate                       97,895          43,366
                                                    ----------      ----------

           Total current assets                        155,621         179,347
                                                    ----------      ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,891,813       4,897,763
     Accumulated depletion                          (3,188,899)     (3,118,603)
                                                    ----------      ----------

           Net oil and gas properties                1,702,914       1,779,160
                                                    ----------      ----------

                                                   $ 1,858,535     $ 1,958,507
                                                    ==========      ==========

            PARTNERS' CAPITAL

Partners' capital:
  Limited partners (12,191 interests)              $ 1,840,350     $ 1,939,382
  Managing general partner                              18,185          19,125
                                                    ----------      ----------

                                                   $ 1,858,535     $ 1,958,507
                                                    ==========      ==========



 The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ---------------------    ---------------------
                                    1996        1995         1996       1995
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 222,385   $ 222,884    $ 671,185   $ 674,015
  Interest                           1,209       1,935        2,999       4,497
  Salvage income from equipment
    disposal                           104         -          1,091         569
                                  --------    --------     --------    --------
                                   223,698     224,819      675,275     679,081
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production           100,824     131,272      358,033     375,187
  General and administrative         6,672       6,686       20,136      20,220
  Depletion                         24,328      35,806       81,096     113,852
  (Gain) loss on abandoned
    properties                        (324)        (26)       2,255       4,779
  Abandoned property                   424       5,947        1,800       9,073
                                  --------    --------     --------    --------
                                   131,924     179,685      463,320     523,111
                                  --------    --------     --------    --------

Net income                       $  91,774   $  45,134    $ 211,955   $ 155,970
                                  ========    ========     ========    ========
Allocation of net income:
  Managing general partner       $     918   $     452    $   2,120   $   1,560
                                  ========    ========     ========    ========

  Limited partners               $  90,856   $  44,682    $ 209,835   $ 154,410
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $    7.45   $    3.67    $   17.21   $   12.67
                                  ========    ========     ========    ========
Distributions per limited
  partnership interest           $    9.60   $    8.76    $   25.34   $   20.76
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general      Limited
                                    partner      partners         Total
                                   ---------    -----------    -----------

Balance at January 1, 1996         $  19,125    $ 1,939,382    $ 1,958,507

    Distributions                     (3,060)      (308,867)      (311,927)

    Net income                         2,120        209,835        211,955
                                    --------      ---------     ----------

Balance at September 30, 1996      $  18,185    $ 1,840,350    $ 1,858,535
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
Cash flows from operating activities:

   Net income                                         $  211,955    $  155,970
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          81,096       113,852
       Salvage income from equipment disposal             (1,091)         (569)
       Loss on abandoned property                          2,255         4,779
   Changes in assets:
       (Increase) decrease in accounts receivable        (52,295)       95,748
                                                       ---------     ---------
         Net cash provided by operating activities       241,920       369,780
                                                       ---------     ---------

Cash flows from investing activities:

   Additions to oil and gas equipment                    (10,658)      (24,169)
   Proceeds from salvage income from equipment
     disposal                                              2,087         5,713
   Proceeds from equipment salvage on abandoned
     property                                                323         1,155
                                                       ---------     ---------
         Net cash used in investing activities            (8,248)      (17,301)
                                                       ---------     ---------

Cash flows from financing activities:

   Cash distributions to partners                       (311,927)     (256,291)
                                                       ---------     ---------

Net increase (decrease) in cash and cash equivalents     (78,255)       96,188
Cash and cash equivalents at beginning of period         135,981        36,910
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   57,726    $  133,098
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley Producing Properties 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $671,185 from $674,015 for the nine months ended September 30, 1996 and 1995, respectively. The decrease in revenues was attributable to a 19% decline in barrels of oil produced and sold and an 18% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1996, 25,500 barrels of oil were sold compared to 31,468 for the same period in 1995, a decrease of 5,968 barrels. For the nine months ended September 30, 1996, 66,850 mcf of gas were sold compared to 81,172 for the same period in 1995, a decrease of 14,322 mcf. These decreases were due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.57, or 21%, from $17.19 for the nine months ended September 30, 1995 to $20.76 for the same period in 1996. The average price received per mcf of gas increased 29% from $1.64 during the nine months ended September 30, 1995 to $2.12 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income from equipment disposals of $1,091 and $569 for the nine months ended September 30, 1996 and 1995, respectively, was derived from proceeds received from the sale of equipment on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $463,320 for the nine months ended September 30, 1996 as compared to $523,111 for the same period in 1995, a decrease of $59,791, or 11%. This decrease was due to declines in production costs, general and administrative expenses ("G&A"), depletion, loss on abandoned properties and abandoned property costs.

Production costs were $358,033 for the nine months ended September 30, 1996 and $375,187 for the same period in 1995, resulting in a $17,154 decrease, or 5%. The decrease was the net result of a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $20,220 for the nine months ended September 30, 1995 to $20,136 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas income.

A loss of $2,255 on abandoned properties was recognized during the nine months ended September 30, 1996, resulting from the write-off of remaining capitalized well costs of $2,578 on one oil and gas well and one saltwater disposal well, offset by proceeds of $323 received from equipment credits. A loss on abandoned property of $4,779 was recognized during the nine months ended September 30, 1995, resulting from the write-off of remaining capitalized costs of $5,934, less $1,155 in proceeds received from equipment credits on two abandoned wells. Expenses of $1,800 were incurred during 1996 to plug and abandon two uneconomical wells, compared to $9,073 for the same period in 1995.

Depletion was $81,096 for the nine months ended September 30, 1996 compared to $113,852 for the same period in 1995. This represented a decrease in depletion of $32,756, or 29%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 5,968 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $222,385 from $222,884 for the three months ended September 30, 1996 and 1995, respectively. The decrease in revenues resulted from a 23% decline in barrels of oil produced and sold and a 27% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended September 30, 1996, 8,257 barrels of oil were sold compared to 10,666 for the same period in 1995, a decrease of 2,409 barrels. For the three months ended September 30, 1996, 21,007 mcf of gas were sold compared to 28,730 for the same period in 1995, a decrease of 7,723 mcf.

The average price received per barrel of oil increased $4.97, or 30% from $16.43 for the three months ended September 30, 1995 to $21.40 for the same period in 1996 while the average price received per mcf of gas increased 31% from $1.66 during the three months ended September 30, 1995 to $2.18 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $131,924 for the three months ended September 30, 1996 as compared to $179,685 for the same period in 1995, a decrease of $47,761, or 27%. This decrease was due to declines in production costs, G&A and depletion, offset by an increase in abandoned property costs.

Production costs were $100,824 for the three months ended September 30, 1996 and $131,272 for the same period in 1995, resulting in a $30,448 decrease, or 23%. The decrease was the result of a reduction in well repair and maintenance expense.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $6,686 for the three months ended September 30, 1995 to $6,672 for the same period in 1996.

Salvage income of $104 for the three months ended September 30, 1996 consisted of proceeds received from the sale of equipment on wells that were plugged and abandoned in prior years. A gain on abandoned property of $324 was recognized during the three months ended September 30, 1996, resulting from proceeds received from equipment salvage on one abandoned well. Expenses of $424 and $5,947 were incurred during the three months ended September 30, 1996 and 1995, respectively, to plug and abandon uneconomical wells.

Depletion was $24,328 for the three months ended September 30, 1996 compared to $35,806 for the same period in 1995. This represented a decrease in depletion of $11,478, or 32%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 2,409 barrels for the three months ended September 30, 1996 from the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices..

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $127,860 during the nine months ended September 30, 1996 from the same period ended September 30, 1995, resulting from additional production costs paid and a decline in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 were primarily for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $2,087 from the disposal of oil and gas equipment on properties abandoned in prior years were received during the nine months ended September 30, 1996, compared to $5,713 received during the same period in 1995. Proceeds of $1,155 were received from the sale of equipment on several properties abandoned during the nine months ended September 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $311,927 of which $308,867 was distributed to the limited partners and $3,060 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $256,291 of which $253,037 was distributed to the limited partners and $3,254 to the managing general partner.

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



                           Part II. Other Information
None.

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


                                    PARKER & PARSLEY PRODUCING
                                    PROPERTIES 87-B, LTD.

                               By:  Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 11, 1996      By:  /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA