Form 10-K405
period 1996-12-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1997-03-27
CIK 809017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

 / x /            Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

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

As of March 8, 1997, the number of outstanding limited partnership interests was 12,191. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                               Page 1 of 28 pages.
                           -Exhibit index on page 28-

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.


                                     PART I

ITEM 1.     Business

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the state of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA").

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $30,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley Producing Properties Program-I, was declared effective by the Securities and Exchange Commission on February 20, 1987. On December 28, 1987, the offering of limited partnership interests in the Partnership, the second partnership formed under such statement, was closed, with interests aggregating $6,095,500 being sold to 573 subscribers.

The Partnership's primary business plan and objectives are to purchase producing oil and gas properties and distribute the cash flow from operations to its partners. The Partnership is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Partnership's revenue, income and identifiable assets.

The principal markets during 1996 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1996, approximately 61%, 11%, 10% and 10% were attributable to sales made to Genesis Crude Oil, L.P., Phillips Petroleum Company, Western Gas Resources, Inc. and GPM Gas Corporation, respectively.

The Partnership's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Partnership's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Partnership's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Partnership's oil and gas properties.

Because of the demand for oil and gas, the Partnership does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Partnership's gas producing properties. The
Partnership believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items and the protection of the environment. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Partnership does not have any employees of its own. PPUSA employs 659 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. The
Partnership's managing general partner, PPDLP through PPUSA, supplies all management functions.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves.

No material part of the Partnership's business is seasonal and the Partnership conducts no foreign operations.

ITEM 2.     Properties

The Partnership's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

The Partnership completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties of which all are operated by the managing general partner. The Partnership also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Partnership purchased 15 overriding royalty interests effective January 1, 1990 and two additional overriding royalty interests during 1991. Several uneconomical wells have been abandoned in prior years, including three wells in 1994, three wells in 1995 and one well in 1996. At December 31, 1996, the Partnership had 47 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is not aware of any material legal proceedings (other than routine litigation in the ordinary course of the Partnership's business) to which it is a party or to which its property is subject.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 8, 1997, the Partnership had 12,191 outstanding limited partnership interests held of record by 569 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1996 and 1995, $433,825 and $353,613, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                             1996         1995         1994         1993         1992
                          ----------   ----------   ----------   ----------   ----------
Operating results:
  Oil and gas sales       $  980,232   $  921,034   $  907,637   $1,045,994   $1,242,244
                           =========    =========    =========    =========    =========
  Impairment of oil and
    gas properties        $   42,277   $  104,960   $      -     $      -     $      -
                           =========    =========    =========    =========    =========
  Net income (loss)       $  303,380   $  157,736   $ (166,914)  $ (112,198)  $  (31,728)
                           =========    =========    =========    =========    =========
  Allocation of net
    income (loss):
      Managing general
        partner           $    3,034   $    1,578   $   (1,669)  $   (1,122)  $       49
                           =========    =========    =========    =========    =========
      Limited partners    $  300,346   $  156,158   $ (165,245)  $ (111,076)  $  (31,777)
                           =========    =========    =========    =========    =========
  Limited partners' net
    income (loss) per
    limited partnership
    interest              $    24.64   $    12.81   $   (13.55)  $    (9.11)  $    (2.61)
                           =========    =========    =========    =========    =========
  Limited partners' cash
    distributions per
    limited partnership
    interest              $    35.59   $    29.01   $    21.87   $    39.35   $    52.16
                           =========    =========    =========    =========    =========
At year end:
  Total assets            $1,823,614   $1,958,507   $2,158,522   $2,594,125   $3,190,822
                           =========    =========    =========    =========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations

1996 compared to 1995

Results of operations

The Partnership's 1996 oil and gas revenues increased to $980,232 from $921,034 in 1995. The increase in revenues was the net result of increases in the average price received per barrel of oil and mcf of gas produced and sold, offset by a 19% decline in barrels of oil produced and sold and a 16% decline in mcf of gas produced and sold. In 1996, 35,151 barrels of oil were sold compared to 43,188 in 1995, a decrease of 8,037 barrels. In 1996, 90,750 mcf of gas were sold compared to 108,168 in 1995, a decrease of 17,418 mcf. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.54, or 27%, from $17.11 in 1995 to $21.65 in 1996, while the average price received per mcf of gas increased 44% from $1.68 in 1995 to $2.42 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1996.

Salvage income received from equipment disposals of $481 and $1,660 during 1996 and 1995, respectively, was derived from the sale of equipment on wells that were plugged and abandoned in prior years.

Total costs and expenses decreased in 1996 to $681,742 as compared to $771,512 in 1995, a decrease of $89,770, or 12%. The decrease was attributable to declines in production costs, abandoned property costs, loss on abandoned properties, impairment of oil and gas properties and depletion.

Production costs were $457,850 in 1996 and $471,114 in 1995, resulting in a $13,264 decrease, or 3%. The decrease was the net result of a reduction in well repair and maintenance costs, offset by an increase in workover expense incurred in an effort to stimulate well production.

A loss of $1,643 on abandoned properties was recognized during 1996, resulting from the write-off of remaining capitalized well costs of $2,473 on one oil and gas well and one saltwater disposal well, offset by proceeds of $830 received from equipment salvage. In 1995, a loss on abandoned properties of $4,769 resulted from the write-off of remaining capitalized well costs of $5,934, offset by $1,165 in proceeds received on two abandoned oil and gas wells. Expenses incurred to plug and abandon these properties decreased from $8,153 in 1995 to $1,735 in 1996.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 16%, from $27,631 in 1995 to $31,991 in 1996. The Partnership paid the managing general partner $24,530 in 1996 and $23,322 in 1995 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $42,277 and $104,960 related to its oil and gas properties during 1996 and 1995, respectively.

Depletion was $146,246 in 1996 compared to $154,885 in 1995, a decrease of $8,639, or 6%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 and a reduction in oil production of 8,037 barrels during 1996 as compared to 1995.

1995 compared to 1994

The Partnership's 1995 oil and gas revenues increased to $921,034 from $907,637 in 1994. The increase in revenues was the net result of an increase in the average price received per barrel of oil produced and sold, offset by a slight decline in barrels of oil produced and sold, a 6% decline in mcf of gas produced and sold and a decrease in the average price received per mcf of gas. In 1995, 43,188 barrels of oil were sold compared to 43,656 in 1994, a decrease of 468 barrels. In 1995, 108,168 mcf of gas were sold compared to 115,012 in 1994, a decrease of 6,844 mcf.

The average price received per barrel of oil increased $1.21, or 8%, from $15.90 in 1994 to $17.11 in 1995, while the average price received per mcf of gas decreased from $1.86 in 1994 to $1.68 in 1995.

Salvage income received from equipment disposals of $1,660 during 1995 was derived from proceeds received from the sale of equipment on wells that were plugged and abandoned in prior years, as compared to $7,747 in equipment proceeds received on prior year abandonments during 1994.

Total costs and expenses decreased in 1995 to $771,512 as compared to $1,087,200 in 1994, a decrease of $315,688, or 29%. The decrease was attributable to declines in production costs, abandoned property costs and depletion, offset by increases in loss on abandoned properties, G&A and the impairment of oil and gas properties.

Production costs were $471,114 in 1995 and $556,124 in 1994, resulting in an $85,010 decrease, or 15%. The decrease was the result of a reduction in well repair and maintenance costs.

A loss on abandoned property of $4,769 was recognized during 1995. This loss resulted from the write-off of remaining capitalized well costs of $5,934 on two abandoned wells, offset by the receipt of $1,165 in proceeds from equipment salvage. During 1994, a gain of $12,493 resulted from proceeds received from equipment salvage on two fully depleted abandoned wells. Expenses incurred to plug and abandon these properties decreased from $22,674 in 1994 to $8,153 in 1995.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $27,229 in 1994 to $27,631 in 1995. The Partnership paid the managing general partner $23,322 in 1995 and $19,388 in 1994 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $104,960 related to its oil and gas properties during the fourth quarter of 1995.

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1994, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.8%. The 1995 annual change in average weekly earnings increased by 4.4%. The 1996 index (effective April 1, 1996) increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1996, the price per barrel for oil production similar to the Partnership's ranged from approximately $18.00 to $25.00. For February 1997, the average price for the Partnership's oil was approximately $22.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $97,606 during the year ended December 31, 1996 from the year ended December 31, 1995, resulting from additional production costs paid, offset by a slight increase in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's investing activities during 1996 and 1995 were primarily for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $830 from the disposal of oil and gas equipment on properties abandoned in prior years were received during 1996, compared to $5,713 received on prior year abandonments during 1995. Proceeds of $1,580 and $1,155 were received from the sale of equipment on properties abandoned during 1996 and 1995, respectively.

Net Cash Used in Financing Activities

Cash was sufficient in 1996 for distributions to the partners of $438,273 of which $433,825 was distributed to the limited partners and $4,448 to the managing general partner. In 1995, cash was sufficient for distributions to the partners of $357,751 of which $353,613 was distributed to the limited partners and $4,138 to the managing general partner.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ITEM 8.     Financial Statements and Supplementary Data

The Partnership's audited financial statements are included elsewhere herein.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                          Age at
                       December 31,
        Name               1996                        Position
        ----           ------------                    --------

Scott D. Sheffield          44           President, Chairman of the Board,
                                           Chief Executive Officer and
                                           Director

Timothy A. Leach            37           Executive Vice President and Director

Steven L. Beal              37           Senior Vice President, Chief Financial
                                           Officer and Director

Mark L. Withrow             49           Senior Vice President, Secretary and
                                           Director

David A. Chroback           41           Senior Vice President and Director

         Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined the Company as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of the Company from September 1981 until April 1985 when he was elected President and a Director of the Company. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of the Company. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining the Company, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President - Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President and Director of PPUSA on December 1, 1995. He had joined the Company as Vice President - Engineering in September 1989. Prior to joining the Company, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. Mr. Beal was elected Senior Vice President and Chief Financial Officer of PPUSA on January 1, 1995 and was elected a Director of PPUSA on January 2, 1996. He served as Treasurer of PPUSA from January 1, 1995 to June 12, 1996. Mr. Beal joined the Company as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining the Company, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA and was elected a Director of PPUSA on January 2, 1996. Mr. Withrow joined the Company in January 1991. Prior to joining the Company, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President of the Company and PPUSA on October 7, 1996. On January 2, 1996, Mr. Chroback was elected Director of PPUSA. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in PPDLP, the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the limited partnership agreement, PPDLP pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, PPDLP is allocated 1% of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)    Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. PPDLP owned 196 limited partner interests at January 1, 1996.

(b)    Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, PPDLP, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                 1996        1995        1994
                                               --------    --------    --------
Payment of lease operating and supervision
  charges in accordance with standard
  industry operating agreements                $169,025    $153,156    $178,054

Reimbursement of general and
  administrative expenses                      $ 24,530    $ 23,322    $ 19,388

Purchase of oil and gas properties and
  related equipment, at predecessor cost       $  8,804    $    -      $    -

Receipt of proceeds for the salvage
  value of retired oil and gas equipment       $    -      $  6,498    $ 18,684

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial statements

         The following are filed as part of this annual report:

            Independent Auditors' Report

            Balance sheets as of December 31, 1996 and 1995

            Statements of operations for the years ended December 31, 1996, 1995 and 1994

            Statements of partners' capital for the years ended December 31,
               1996, 1995 and 1994

            Statements of cash flows for the years ended December 31, 1996, 1995 and 1994

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

                             PARKER & PARSLEY PRODUCING
                              PROPERTIES 87-B, LTD.

Dated: March 27, 1997        By:    Parker & Parsley Development L.P.,
                                      Managing General Partner
                                    By:    Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner


                                    By:    /s/ Scott D. Sheffield
                                           ------------------------------
                                           Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield      President, Chairman of the Board,    March 27, 1997
-----------------------     Chief Executive Officer and
Scott D. Sheffield          Director of PPUSA


/s/ Timothy A. Leach        Executive Vice President and         March 27, 1997
-----------------------     Director of PPUSA
Timothy A. Leach


/s/ Steven L. Beal          Senior Vice President, Chief         March 27, 1997
-----------------------     Financial Officer and Director
Steven L. Beal              of PPUSA


/s/ Mark L. Withrow         Senior Vice President, Secretary     March 27, 1997
-----------------------     and Director of PPUSA
Mark L. Withrow


/s/ David A. Chroback       Senior Vice President and            March 27, 1997
-----------------------     Director of PPUSA
David A. Chroback

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-B, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                                 KPMG Peat Marwick LLP


Midland, Texas
March 21, 1997

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31




                                                     1996            1995
                                                  -----------     -----------

                  ASSETS

Current assets:
   Cash and cash equivalents, including
     interest bearing deposits of $63,551
     in 1996 and $135,981 in 1995                 $    63,834     $   135,981
   Accounts receivable - affiliate                    159,893          43,366
                                                   ----------      ----------
        Total current assets                          223,727         179,347
                                                   ----------      ----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method         4,896,213       4,897,763
Accumulated depletion                              (3,296,326)     (3,118,603)
                                                   ----------      ----------
        Net oil and gas properties                  1,599,887       1,779,160
                                                   ----------      ----------
                                                  $ 1,823,614     $ 1,958,507
                                                   ==========      ==========

             PARTNERS' CAPITAL

Partners' capital:
   Limited partners (12,191 interests)            $ 1,805,903     $ 1,939,382
   Managing general partner                            17,711          19,125
                                                   ----------      ----------
                                                  $ 1,823,614     $ 1,958,507
                                                   ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31


                                        1996         1995          1994
                                      ---------    ---------    ----------
Revenues:
  Oil and gas                         $ 980,232    $ 921,034    $  907,637
  Interest                                4,409        6,554         4,902
  Salvage income from equipment
    disposals                               481        1,660         7,747
                                       --------     --------     ---------
                                        985,122      929,248       920,286
                                       --------     --------     ---------
Costs and expenses:
  Oil and gas production                457,850      471,114       556,124
  Abandoned property                      1,735        8,153        22,674
  (Gain) loss on abandoned
    properties                            1,643        4,769       (12,493)
  General and administrative             31,991       27,631        27,229
  Impairment of oil and gas
    properties                           42,277      104,960           -
  Depletion                             146,246      154,885       493,666
                                       --------     --------     ---------
                                        681,742      771,512     1,087,200
                                       --------     --------     ---------
Net income (loss)                     $ 303,380    $ 157,736    $ (166,914)
                                       ========     ========     =========
Allocation of net income (loss):
  Managing general partner            $   3,034    $   1,578    $   (1,669)
                                       ========     ========     =========
  Limited partners                    $ 300,346    $ 156,158    $ (165,245)
                                       ========     ========     =========
Net income (loss) per limited
  partnership interest                $   24.64    $   12.81    $   (13.55)
                                       ========     ========     =========


   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                         ---------    ----------    ----------

Partners' capital at January 1, 1994     $  25,476    $2,568,649    $2,594,125

    Distributions                           (2,122)     (266,567)     (268,689)

    Net loss                                (1,669)     (165,245)     (166,914)
                                          --------     ---------     ---------

Partners' capital at December 31, 1994      21,685     2,136,837     2,158,522

    Distributions                           (4,138)     (353,613)     (357,751)

    Net income                               1,578       156,158       157,736
                                          --------     ---------     ---------

Partners' capital at December 31, 1995      19,125     1,939,382     1,958,507

    Distributions                           (4,448)     (433,825)     (438,273)

    Net income                               3,034       300,346       303,380
                                          --------     ---------     ---------

Partners' capital at December 31, 1996   $  17,711    $1,805,903    $1,823,614
                                          ========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                               1996        1995         1994
                                             ---------   ---------   ----------
Cash flows from operating activities:
  Net income (loss)                          $ 303,380   $ 157,736   $ (166,914)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      (Gain) loss on abandoned properties        1,643       4,769      (12,493)
      Salvage income from equipment
        disposals                                 (481)     (1,660)      (7,747)
      Impairment of oil and gas properties      42,277     104,960          -
      Depletion                                146,246     154,885      493,666
  Changes in assets:
      (Increase) decrease in  accounts
        receivable                            (114,291)     55,690      (70,901)
                                              --------    --------    ---------
         Net cash provided by operating
           activities                          378,774     476,380      235,611
                                              --------    --------    ---------
Cash flows from investing activities:
  Additions to oil and gas equipment           (15,058)    (26,426)    (121,915)
  Proceeds from salvage income on
    equipment disposals                            830       5,713        7,747
  Proceeds from equipment salvage on
    abandoned properties                         1,580       1,155        7,349
                                              --------    --------    ---------
         Net cash used in investing
           activities                          (12,648)    (19,558)    (106,819)
                                              --------    --------    ---------
Cash flows from financing activities:
  Cash distributions to partners              (438,273)   (357,751)    (268,689)
                                              --------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents                                  (72,147)     99,071     (139,897)

Cash and cash equivalents at beginning
  of year                                      135,981      36,910      176,807
                                              --------    --------    ---------
Cash and cash equivalents at end of year     $  63,834   $ 135,981   $   36,910
                                              ========    ========    =========


   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


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

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Impairment of long-lived assets - Commencing in 1995, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

       Prior to the adoption of SFAS 121 in the fourth quarter of 1995, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

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

       Reclassification - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

      The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $42,277 and $104,960 related to its oil and gas properties during 1996 and 1995, respectively.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $655,008 less than the tax basis at December 31, 1996.

      The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:
                                                  1996       1995       1994
                                                --------   --------   ---------

Net income (loss) per statements of operations  $303,380   $157,736   $(166,914)
Intangible development costs capitalized for
  financial reporting purposes and expensed
  for tax reporting purposes                         -         (623)   (110,435)
Depletion and depreciation provisions for tax
  reporting purposes (over) under amounts for
  financial reporting purposes                     8,961    (23,603)    241,597
Impairment of oil and gas properties for
  financial reporting purposes                    42,277    104,960         -
Abandoned property costs for tax reporting
  purposes (over) under amounts for financial
  reporting purposes                                 -          -       (13,094)
Other, net                                         4,125        535       4,631
                                                 -------    -------    --------
         Net income (loss) per Federal
          income tax returns                    $358,743   $239,005   $ (44,215)
                                                 =======    =======    ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                            1996         1995         1994
                                         ----------   ----------   ----------
   Property acquisition costs            $   12,738   $   10,852   $   21,844
                                          =========    =========    =========
   Development costs                     $     (589)  $      623   $  127,068
                                          =========    =========    =========

       Capitalized oil and gas properties consist of the following:

                                          1996          1995          1994
                                       -----------   -----------   ----------
   Proved properties:
     Property acquisition costs        $ 3,353,791   $ 3,354,752   $ 3,360,585
     Completed wells and equipment       1,542,422     1,543,011     1,542,388
                                        ----------    ----------    ----------
                                         4,896,213     4,897,763     4,902,973
   Accumulated depletion                (3,296,326)   (3,118,603)   (2,864,181)
                                        ----------    ----------    ----------
          Net capitalized costs        $ 1,599,887   $ 1,779,160   $ 2,038,792
                                        ==========    ==========    ==========

       During 1996 and 1995, respectively, the Partnership recognized non-cash charges against oil and gas properties of $42,277 and $104,960 in accordance with SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                             1996         1995         1994
                                           --------     --------     --------
 Payment of lease operating and
   supervision charges in accordance
   with standard industry operating
   agreements                              $169,025     $153,156     $178,054

 Reimbursement of general and
   administrative expenses                 $ 24,530     $ 23,322     $ 19,388

 Purchase of oil and gas properties and
   related equipment, at predecessor cost  $  8,804     $    -       $    -

 Receipt of proceeds for the salvage
   value of retired oil and gas
   equipment                               $    -       $  6,498     $ 18,684

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. PPDLP, P&P Producing Properties 87-B Employees ("EMPL") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of PPUSA.

       The costs and revenues of the Program are allocated to PPDLP, EMPL and the Partnership as follows:
                                                  PPDLP (1)
                                                  and EMPL         Partnership
                                                  ---------        -----------
Revenues:
    Revenues  from oil and gas  production,
      proceeds  from  sales of  producing
      properties and all other revenues:
        Before payout                             4.040405%        95.959595%
        After payout                             19.191920%        80.808080%

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

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.

                                                  Oil (bbls)        Gas (mcf)
                                                  ----------        ---------
   Net proved reserves at January 1, 1994           537,844         1,680,521
   Revisions                                        (55,250)          (62,621)
   Production                                       (43,656)         (115,012)
                                                   --------         ---------
   Net proved reserves at December 31, 1994         438,938         1,502,888
   Revisions                                         83,282           411,623
   Production                                       (43,188)         (108,168)
                                                   --------         ---------
   Net proved reserves at December 31, 1995         479,032         1,806,343
   Revisions                                        (35,780)         (140,224)
   Production                                       (35,151)          (90,750)
                                                   --------         ---------
   Net proved reserves at December 31, 1996         408,101         1,575,369
                                                   ========         =========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1996 prices of $24.79 per barrel of oil and $3.74 per mcf of gas, discounted at 10% was approximately $3,926,000 and undiscounted was $7,847,000 at December 31, 1996.

       The  Partnership   emphasizes  that  reserve   estimates  are  inherently
imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                1996      1995      1994
                                               ------    ------    ------
            Genesis Crude Oil, L.P.              61%       66%       62%
            Phillips Petroleum Company           11%        -         -
            GPM Gas Corporation                  10%        -        15%
            Western Gas Resources, Inc.          10%        -        10%

       The above customers represent 74% of total accounts receivable at December 31, 1996.

       PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On September 23, 1996, PPDLP and Basis Petroleum, Inc. entered into an agreement that supersedes the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee.

Note 9.     Organization and operations

       The Partnership was organized December 28, 1987 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring producing properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is PPDLP. PPDLP has a has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the

       Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                                INDEX TO EXHIBITS




       The following documents are incorporated by reference in response to Item 14(c):


 Exhibit No.                      Description                          Page
 -----------                       -----------                         ----

     4(a)             Agreement of Limited Partnership of                -
                      Parker & Parsley Producing Properties
                      87-B, Ltd.

     4(b)             Form of Subscription Agreement and                 -
                      Power of Attorney

     4(c)             Specimen Certificate of Limited Partnership        -
                      Interest

    10(a)             Operating Agreement                                -

    10(b)             Exploration and Development Program                -
                      Agreement