Form 10-Q
period 1997-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1997-05-13
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997
                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.
                             -There are no exhibits-

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996......................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996..........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997...................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996..........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................    9

           27.    Financial Data Schedule

           Signatures...............................................   10

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.  Financial Statements

                                 BALANCE SHEETS


                                                 March 31,       December 31,
                                                   1997              1996
                                                -----------      -----------
                                                (Unaudited)

                       ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $111,708
    at March 31 and $63,551 at December 31      $   111,991      $    63,834
  Accounts receivable - affiliate                    97,587          159,893
                                                 ----------       ----------
          Total current assets                      209,578          223,727
                                                 ----------       ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method        4,883,318        4,896,213
Accumulated depletion                            (3,328,311)      (3,296,326)
                                                 ----------       ----------
          Net oil and gas properties              1,555,007        1,599,887
                                                 ----------       ----------
                                                $ 1,764,585      $ 1,823,614
                                                 ==========       ==========
            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                      $    17,264      $    17,711
  Limited partners (12,191 interests)             1,747,321        1,805,903
                                                 ----------       ----------
                                                $ 1,764,585      $ 1,823,614
                                                 ==========       ==========



  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------

Revenues:
  Oil and gas                                        $  251,706     $  219,100
  Interest                                                1,247          1,410
  Salvage income from equipment disposals                   -              948
                                                      ---------      ---------
                                                        252,953        221,458
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                111,612        148,694
  General and administrative                              7,500          6,552
  Depletion                                              31,985         30,629
  Abandoned property costs                                7,101            -
                                                      ---------      ---------
                                                        158,198        185,875
                                                      ---------      ---------
Net income                                           $   94,755     $   35,583
                                                      =========      =========
Allocation of net income:
  Managing general partner                           $      947     $      356
                                                      =========      =========
  Limited partners                                   $   93,808     $   35,227
                                                      =========      =========
Net income per limited partnership interest          $     7.69     $     2.89
                                                      =========      =========
Distributions per limited partnership interest       $    12.50     $     8.50
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     -----------

Balance at January 1, 1997            $  17,711     $1,805,903     $ 1,823,614

    Distributions                        (1,394)      (152,390)       (153,784)

    Net income                              947         93,808          94,755
                                       --------      ---------      ----------

Balance at March 31, 1997             $  17,264     $1,747,321     $ 1,764,585
                                       ========      =========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $   94,755    $   35,583
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depletion                                            31,985        30,629
      Salvage income from equipment disposals                 -            (948)
  Changes in assets:
     (Increase) decrease in accounts receivable            62,386       (40,087)
                                                        ---------     ---------
        Net cash provided by operating activities         189,126        25,177
                                                        ---------     ---------
Cash flows from investing activities:
  (Additions to) deletions of oil and gas properties       12,815       (10,781)
  Proceeds from salvage income on equipment disposals         -           1,102
                                                        ---------     ---------
        Net cash provided by (used in) investing
          activities                                       12,815        (9,679)
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (153,784)     (104,399)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       48,157       (88,901)
Cash and cash equivalents at beginning of period           63,834       135,981
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  111,991    $   47,080
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $251,706 from $219,100 for the three months ended March 31, 1997 and 1996, respectively, an increase of 15%. The increase resulted from an 8% increase in mcf of gas produced and sold and higher average prices received per barrel of oil and mcf of gas, offset by a 14% decline in barrels of oil produced and sold. For the three months ended March 31, 1997, 7,497 barrels of oil were sold compared to 8,682 for the same period in 1996, a decrease of 1,185 barrels. For the three months ended March 31, 1997, 28,299 mcf of gas were sold compared to 26,086 for the same period in 1996, an increase of 2,213 mcf. The decrease in barrels of oil produced and sold was primarily due to the decline characteristics of the Partnership's oil and gas properties. The increase in mcf of gas produced and sold was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.33, or 12%, from $19.04 for the three months ended March 31, 1996 to $21.37 for the same period in 1997. The average price received per mcf of gas increased 57% from $2.06 during the three months ended March 31, 1996 to $3.23 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income received from equipment disposals of $948 during the three months ended March 31, 1996, was derived from equipment credits received on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $158,198 for the three months ended March 31, 1997 as compared to $185,875 for the same period in 1996, a decrease of $27,677, or 15%. This decrease was the result of a decline in production costs, offset by increases in general and administrative expenses ("G&A"), depletion and abandoned property costs.

Production costs were $111,612 for the three months ended March 31, 1997 and $148,694 for the same period in 1996 resulting in a $37,082 decrease, or 25%. The decrease was primarily attributable to declines in workover expense and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 14% from $6,552 for the three months ended March 31, 1996 to $7,500 for the same period in 1997.

Depletion was $31,985 for the three months ended March 31, 1997 compared to $30,629 for the same period in 1996. This represented an increase in depletion of $1,356, or 4%. The increase was primarily due to a downward revision of oil and gas reserves, offset by a decline in oil production of 1,185 barrels for the three months ended March 31, 1997 from the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $163,949 during the three months ended March 31, 1997 from the same period in 1996. This increase was the result of an increase in oil and gas sales receipts and a decline in expenditures for production costs.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $1,102 were received during the three months ended March 31, 1996 from the disposal of oil and gas equipment on properties abandoned in prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $153,784 of which $152,390 was distributed to the limited partners and $1,394 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $104,399 of which $103,623 was distributed to the limited partners and $776 to the managing general partner.

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

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.  Financial Data Schedule

(b)    Reports on Form 8-K - none
                                        9

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


                                      PARKER & PARSLEY PRODUCING
                                       PROPERTIES 87-B, LTD.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner



Dated:  May 13, 1997             By:    /s/ Steven L. Beal
                                      --------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA