Form 10-Q
period 1997-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1997-08-13
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ....................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997......................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996...................................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................   10

            27.   Financial Data Schedule

            Signatures.................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------     -----------
                                                   (Unaudited)
                   ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $84,445 at June 30
     and $63,551 at December 31                    $    84,669     $    63,834
  Accounts receivable - affiliate                       98,718         159,893
                                                    ----------      ----------
          Total current assets                         183,387         223,727
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,826,070       4,896,213
Accumulated depletion                               (3,338,364)     (3,296,326)
                                                    ----------      ----------
     Net oil and gas properties                      1,487,706       1,599,887
                                                    ----------      ----------
                                                   $ 1,671,093     $ 1,823,614
                                                    ==========      ==========

              PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                         $    16,292     $    17,711
  Limited partners (12,191 interests)                1,654,801       1,805,903
                                                    ----------      ----------
                                                   $ 1,671,093     $ 1,823,614
                                                    ==========      ==========






   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three months ended        Six months ended
                                         June 30,                  June 30,
                                  ---------------------    ---------------------
                                     1997        1996         1997        1996
                                  ---------   ---------    ---------   ---------
Revenues:
   Oil and gas                    $ 199,079   $ 229,700    $ 450,785   $ 448,800
   Interest                           1,798         380        3,045       1,790
   Salvage income from equipment
     disposal                           -            39          -           987
                                   --------    --------     --------    --------
                                    200,877     230,119      453,830     451,577
                                   --------    --------     --------    --------
Costs and expenses:
   Oil and gas production           102,834     108,515      214,446     257,209
   General and administrative         6,023       6,912       13,523      13,464
   Depletion                         35,597      26,139       67,582      56,768
   Abandoned property                23,129       1,376       30,230       1,376
   Loss on abandoned property           529       2,579          529       2,579
                                   --------    --------     --------    --------
                                    168,112     145,521      326,310     331,396
                                   --------    --------     --------    --------
Net income                        $  32,765   $  84,598    $ 127,520   $ 120,181
                                   ========    ========     ========    ========
Allocation of net income:
   Managing general partner       $     328   $     846    $   1,275   $   1,202
                                   ========    ========     ========    ========
   Limited partners               $  32,437   $  83,752    $ 126,245   $ 118,979
                                   ========    ========     ========    ========
Net income per limited
  partnership interest            $    2.67   $    6.87    $   10.36   $    9.76
                                   ========    ========     ========    ========
Distributions per limited
  partnership interest            $   10.25   $    7.24    $   22.75   $   15.74
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     -----------

Balance at January 1, 1997             $  17,711     $1,805,903     $1,823,614

    Distributions                         (2,694)      (277,347)      (280,041)

    Net income                             1,275        126,245        127,520
                                        --------      ---------      ---------

Balance at June 30, 1997               $  16,292     $1,654,801     $1,671,093
                                        ========      =========      =========












         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1997         1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  127,520    $  120,181
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           67,582        56,768
       Salvage income from equipment disposal                 -            (987)
       Loss on abandoned property                             529         2,579
  Changes in assets:
     (Increase) decrease in accounts receivable            61,175       (38,769)
                                                        ---------     ---------
          Net cash provided by operating activities       256,806       139,772
                                                        ---------     ---------
Cash flows from investing activities:
  (Additions to) deletions of  oil and gas equipment       14,693       (12,785)
  Proceeds from salvage income on equipment disposal          -           2,092
  Proceeds from equipment salvage on abandoned
    property                                               29,377           -
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                     44,070       (10,693)
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (280,041)     (193,796)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       20,835       (64,717)
Cash and cash equivalents at beginning of period           63,834       135,981
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   84,669    $   71,264
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues increased slightly to $450,785 from $448,800 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in revenues was the result of a 19% increase in the mcf of gas produced and sold and a higher average price received per mcf of gas, offset by a 15% decline in barrels of oil produced and sold and a decline in the average price received per barrel of oil. For the six months ended June 30, 1997, 14,686 barrels of oil were sold compared to 17,243 for the same period in 1996, a decrease of 2,557 barrels. For the six months ended June 30, 1997, 54,483 mcf of gas were sold compared to 45,843 for the same period in 1996, an increase of 8,640 mcf. The decrease in oil production volumes was due to the decline characteristics of the Partnership's properties. The increase in gas production volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased 3% from $20.45 for the six months ended June 30, 1996 to $19.92 for the same period in 1997. The average price received per mcf of gas increased 38% to $2.90 for the six months ended June 30, 1997 compared to $2.10 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income received from equipment disposals of $987 for the six months ended June 30, 1996 was derived from equipment credits received on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $326,310 for the six months ended June 30, 1997 as compared to $331,396 for the same period in 1996, a decrease of $5,086. This decrease was due to reductions in production costs and loss on abandonments, offset by increases in abandoned property costs, depletion, and general and administrative expenses ("G&A").

Production costs were $214,446 for the six months ended June 30, 1997 and $257,209 for the same period in 1996, resulting in a $42,763 decrease, or 17%. The decrease was primarily attributable to declines in workover expenses and well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased slightly, from $13,464 for the six months ended June 30, 1996, to $13,523 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $67,582 for the six months ended June 30, 1997 compared to $56,768 for the same period in 1996. This represented an increase in depletion of $10,814, or 19%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A loss on abandonment of $529 during the six months ended June 30, 1997 resulted from the abandonment of one oil and gas well. During the six months ended June 30, 1996, a loss on abandoned properties of $2,579 was attributable to the abandonment of one saltwater disposal well. Abandoned property expenses incurred during the six months ended June 30, 1997 totaled $30,230, as compared to $1,376, for the same period in 1996.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 13% to $199,079 from $229,700 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 16% decrease in barrels of oil produced and sold and a decline in the average price received per barrel of oil, offset by a 33% increase in mcf of gas produced and sold and a higher average price received per mcf of gas. For the three months ended June 30, 1997, 7,189 barrels of oil were sold compared to 8,562 for the same period in 1996, a decrease of 1,373 barrels. For the three months ended June 30, 1997, 26,184 mcf of gas were sold compared to 19,757 for the same period in 1996, an increase of 6,427 mcf. The decrease in oil production volumes was due to the decline characteristics of the Partnership's oil and gas properties. The increase in gas production volumes was due to operational changes on several wells.

The average price received per barrel of oil decreased $3.46, or 16%, from $21.88 for the three months ended June 30, 1996 to $18.42 for the same period in 1997, while the average price received per mcf of gas increased 19% from $2.15 during the three months ended June 30, 1996 to $2.55 in 1997.

Costs and Expenses:

Total costs and expenses increased to $168,112 for the three months ended June 30, 1997 as compared to $145,521 for the same period in 1996, an increase of $22,591, or 16%. This increase was due to increases in abandoned property costs and depletion, offset by declines in production costs, loss on abandoned property and G&A.

Production costs were $102,834 for the three months ended June 30, 1997 and $108,515 for the same period in 1996, resulting in a $5,681 decrease, or 5%. The decrease was the result of reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 13% from $6,912 for the three months ended June 30, 1996 to $6,023 for the same period in 1997.

Depletion was $35,597 for the three months ended June 30, 1997 compared to $26,139 for the same period in 1996. This represented an increase in depletion of $9,458, or 36%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A loss on abandonment of $529 during the three months ended June 30, 1997 resulted from the abandonment of one oil and gas well. During the three months ended June 30, 1996, a loss on abandoned properties of $2,579 was attributable to the abandonment of one saltwater disposal well. Abandoned property expenses incurred during the three months ended June 30, 1997 totaled $23,129, as compared to $1,376 for the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $117,034 during the six months ended June 30, 1997 from the same period in 1996. This increase was the result of a decline in production costs paid and an increase in oil and gas sales receipts, offset by additional abandoned property expenses.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were related to the additions or disposal of oil and gas equipment on active properties.

Proceeds from equipment salvage on the abandonment of one well of $29,377 were received for the six months ending June 30, 1997. Proceeds from salvage income of $2,092 from the sale of oil and gas equipment on properties abandoned in prior years, were received during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $280,041 of which $2,694 was distributed to the managing general partner and $277,347 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $193,796 of which $1,896 was distributed to the managing general partner and $191,900 to the limited partners.

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


                                       PARKER & PARSLEY PRODUCING
                                        PROPERTIES 87-B, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                         Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                              ("PPUSA"), General Partner




Dated:  August 13, 1997           By:   /s/ Rich Dealy
                                       ----------------------------------
                                       Rich Dealy, Controller of PPUSA