Form 10-Q
period 1997-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1997-11-12
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

 / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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


                                Yes / x / No / /



                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996...................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1997...................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.   Financial Data Schedule

           Signatures...................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $79,631 at September 30
     and $63,551 at December 31                    $     79,855    $    63,834
  Accounts receivable - affiliate                        97,144        159,893
                                                    -----------     ----------
           Total current assets                         176,999        223,727
                                                    -----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,826,030      4,896,213
Accumulated depletion                                (3,365,537)    (3,296,326)
                                                    -----------     ----------
           Net oil and gas properties                 1,460,493      1,599,887
                                                    -----------     ----------
                                                   $  1,637,492    $ 1,823,614
                                                    ===========     ==========
            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                         $     16,056    $    17,711
  Limited partners (12,191 interests)                 1,621,436      1,805,903
                                                    -----------     ----------
                                                   $  1,637,492    $ 1,823,614
                                                    ===========     ==========




The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three months ended      Nine months ended
                                    September 30,           September 30,
                               ---------------------   ---------------------
                                  1997        1996        1997        1996
                               ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                  $ 174,528   $ 222,385   $ 625,313   $ 671,185
  Interest                         1,213       1,209       4,258       2,999
  Gain (loss) on disposition
    of assets                     43,856         428      13,626      (1,164)
                                --------    --------    --------    --------
                                 219,597     224,022     643,197     673,020
                                --------    --------    --------    --------
Costs and expenses:
  Oil and gas production          97,415     100,824     311,861     358,033
  General and administrative       5,320       6,672      18,843      20,136
  Depletion                       27,173      24,328      94,755      81,096
  Abandoned property              23,784         424      24,313       1,800
                                --------    --------    --------    --------
                                 153,692     132,248     449,772     461,065
                                --------    --------    --------    --------
Net income                     $  65,905   $  91,774   $ 193,425   $ 211,955
                                ========    ========    ========    ========
Allocation of net income:
  Managing general partner     $     659   $     918   $   1,934   $   2,120
                                ========    ========    ========    ========
  Limited partners             $  65,246   $  90,856   $ 191,491   $ 209,835
                                ========    ========    ========    ========
Net income per limited
  partnership interest         $    5.35   $    7.45   $   15.71   $   17.21
                                ========    ========    ========    ========
Distributions per limited
  partnership interest         $    8.09   $    9.60   $   30.84   $   25.34
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners        Total
                                   ---------     ----------     ----------

Balance at January 1, 1997         $  17,711     $1,805,903     $1,823,614

    Distributions                     (3,589)      (375,958)      (379,547)

    Net income                         1,934        191,491        193,425
                                    --------      ---------      ---------

Balance at September 30, 1997      $  16,056     $1,621,436     $1,637,492
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
Cash flows from operating activities:
   Net income                                         $ 193,425    $ 211,955
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         94,755       81,096
       (Gain) loss on disposition of assets             (13,626)       1,164
   Changes in assets:
       (Increase) decrease in accounts receivable        62,749      (52,295)
                                                       --------     --------
          Net cash provided by operating activities     337,303      241,920
                                                       --------     --------
Cash flows from investing activities:
   Additions to oil and gas equipment                       -        (10,658)
   Proceeds from disposition of assets                   58,265        2,410
                                                       --------     --------
          Net cash provided by (used in) investing
             activities                                  58,265       (8,248)
                                                       --------     --------
Cash flows from financing activities:
   Cash distributions to partners                      (379,547)    (311,927)
                                                       --------     --------
Net increase (decrease) in cash and cash equivalents     16,021      (78,255)
Cash and cash equivalents at beginning of period         63,834      135,981
                                                       --------     --------
Cash and cash equivalents at end of period            $  79,855    $  57,726
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements for Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $625,313 from $671,185 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues was attributable to a decline in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas and an increase in mcf of gas produced and sold. For the nine months ended September 30, 1997, 20,991 barrels of oil were sold compared to 25,500 for the same period in 1996, a decrease of 4,509 barrels, or 18%. For the nine months ended September 30, 1997, 80,581 mcf of gas were sold compared to 66,850 for the same period in 1996, an increase of 13,731 mcf, or 21%. The increase in gas production resulted from operational changes on several wells. The oil production decrease was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.35, or 7%, from $20.76 for the nine months ended September 30, 1996 to $19.41 for the same period in 1997. The average price received per mcf of gas increased 27% from $2.12 during the nine months ended September 30, 1996 to $2.70 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $13,626, for the nine months ended September 30, 1997, resulted from a $13,604 gain on the abandonment of one oil and gas well and $22 in salvage income derived from equipment credits received on a fully depleted property. The loss on disposition of assets of $1,164, for the nine months ended September 30, 1996, resulted from a $2,255 loss on the abandonment of one oil and gas well and one saltwater disposal well, offset by $1,091 in salvage income derived from the sale of equipment on wells that were plugged and abandoned in prior years.

Costs and Expenses:

Total costs and expenses decreased to $449,772 for the nine months ended September 30, 1997 as compared to $461,065 for the same period in 1996, a decrease of $11,293. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by increases in abandoned property costs and depletion.

Production costs were $311,861 for the nine months ended September 30, 1997 and $358,033 for the same period in 1996, resulting in a $46,172 decrease, or 13%. The decrease was the result of reductions in workover and well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 6%, from $20,136 for the nine months ended September 30, 1996 to $18,843 for the same period in 1997.

Depletion was $94,755 for the nine months ended September 30, 1997 compared to $81,096 for the same period in 1996. This represented an increase in depletion of $13,659, or 17%. This increase was primarily attributable to a reduction in oil reserves during 1997 due to lower commodity prices, offset by a decline in oil production of 4,509 barrels for the nine months ended September 30, 1997.

Abandoned property costs of $24,313 and $1,800 were incurred to plug and abandon properties for the nine months ended September 30, 1997 and 1996, respectively.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $174,528 from $222,385 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a decline in barrels of oil produced and sold and a lower average price received per barrel of oil, offset by an increase in mcf of gas produced and sold and a higher average price received per mcf of gas. For the three months ended September 30, 1997, 6,305 barrels of oil were sold compared to 8,257 for the same period in 1996, a decrease of 1,952 barrels, or 24%. For the three months ended September 30, 1997, 26,098 mcf of gas were sold compared to 21,007 for the same period in 1996, an increase of 5,091 mcf, or 24%. The increase in gas production volumes was due to operational changes on several wells. The decrease in oil production volumes was due to the decline characteristics of the Partnership's oil properties.

The average price received per barrel of oil decreased $3.19, or 15% from $21.40 for the three months ended September 30, 1996 to $18.21 for the same period in 1997, while the average price received per mcf of gas increased 5% from $2.18 during the three months ended September 30, 1996 to $2.29 in 1997.

Costs and Expenses:

Total costs and expenses increased to $153,692 for the three months ended September 30, 1997 as compared to $132,248 for the same period in 1996, an increase of $21,444, or 16%. This increase was due to increases in abandoned property costs and depletion, offset by reductions in production costs and G&A.

Production costs were $97,415 for the three months ended September 30, 1997 and $100,824 for the same period in 1996, resulting in a 3,409 decrease, or 3%. The decrease was the result of reductions in well maintenance expense and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $6,672 for the three months ended September 30, 1996 to $5,320 for the same period in 1997.

Depletion was $27,173 for the three months ended September 30, 1997 compared to $24,328 for the same period in 1996. This represented an increase in depletion of $2,845, or 12%, primarily attributable to a reduction in oil reserves during 1997 due to lower commodity prices, offset by a decline in oil production of 1,952 barrels for the three months ended September 30, 1997 as compared to the same period in 1996.

Gain on disposition of assets of $43,856, for the three months ended September 30, 1997, resulted from a $43,834 gain on the abandonment of one oil and gas well and $22 in salvage income derived from equipment credits received on a fully deleted property. The gain on disposition of assets of $428, for the three months ended September 30, 1996, resulted from a $324 gain on the abandonment of one oil and gas well and $104 in salvage income received from the sale of equipment on wells that were plugged and abandoned in prior years.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $95,383 during the nine months ended September 30, 1997 from the same period ended September 30, 1996, resulting from a reduction in production costs paid, offset by a decline in oil and gas sales receipts and an increase in abandoned property costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 were related to the replacement or disposal of equipment on various active oil and gas properties.

Proceeds from disposition of assets for the nine months ended September 30, 1997 primarily resulted from $43,510 received from the sale of equipment on a property abandoned during 1997 and salvage income of $22 received on a fully depleted well. For the nine months ended September 30, 1996, $2,410 in proceeds from disposition of assets resulted from $323 received from the sale of equipment on a property abandoned during 1996 and salvage income of $2,087 received on the disposal of oil and gas equipment on properties abandoned in prior years.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $379,547 of which $3,589 was distributed to the managing general partner and $375,958 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $311,927 of which $3,060 was distributed to the managing general partner and $308,867 to the limited partners.

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


                                         PARKER & PARSLEY PRODUCING
                                         PROPERTIES 87-B, LTD.

                                  By:    Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner





Dated:  November 12, 1996         By:    /s/ Rich Dealy
                                         --------------------------------------
                                         Rich Dealy, Vice President and
                                           Controller