Form 10-Q
period 1998-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1998-05-05
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998
                                       or

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

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997..........................................    3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997...............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1998........................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997...............................    6

           Notes to Financial Statements.................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................   10

           27.1    Financial Data Schedule

           Signatures....................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.  Financial Statements
                                 BALANCE SHEETS
                                                     March 31,     December 31,
                                                       1998            1997
                                                    -----------    -----------
                                                    (Unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $55,099 at March 31 and
    $74,658 at December 31                          $    55,323    $    74,883
  Accounts receivable - affiliate                        78,669        115,661
                                                     ----------     ----------
          Total current assets                          133,992        190,544
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,831,871      4,827,151
Accumulated depletion                                (3,845,591)    (3,818,776)
                                                     ----------     ----------
          Net oil and gas properties                    986,280      1,008,375
                                                     ----------     ----------
                                                    $ 1,120,272    $ 1,198,919
                                                     ==========     ==========

            PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                          $    11,293    $    11,934
  Limited partners (12,191 interests)                 1,108,979      1,186,985
                                                     ----------     ----------
                                                    $ 1,120,272    $ 1,198,919
                                                     ==========     ==========


  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                             March 31,
                                                   ---------------------------
                                                      1998             1997
                                                   ----------       ----------
Revenues:
  Oil and gas                                      $  137,047       $  251,706
  Interest                                              1,215            1,247
  Gain on disposition of assets                         2,161              -
                                                    ---------        ---------
                                                      140,423          252,953
                                                    ---------        ---------
Costs and expenses:
  Oil and gas production                               92,576          111,612
  General and administrative                            4,111            7,500
  Depletion                                            26,815           31,985
  Abandoned property costs                                242            7,101
                                                    ---------        ---------
                                                      123,744          158,198
                                                    ---------        ---------
Net income                                         $   16,679       $   94,755
                                                    =========        =========
Allocation of net income:
  Managing general partner                         $      167       $      947
                                                    =========        =========
  Limited partners                                 $   16,512       $   93,808
                                                    =========        =========
Net income per limited partnership interest        $     1.35       $     7.69
                                                    =========        =========
Distributions per limited partnership interest     $     7.75       $    12.50
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1998          $  11,934     $1,186,985     $1,198,919

    Distributions                        (808)       (94,518)       (95,326)

    Net income                            167         16,512         16,679
                                     --------      ---------      ---------

Balance at March 31, 1998           $  11,293     $1,108,979     $1,120,272
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                                March 31,
                                                        -----------------------
                                                          1998           1997
                                                        ---------     ---------
Cash flows from operating activities:
   Net income                                           $  16,679     $  94,755
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion                                           26,815        31,985
       Gain on disposition of assets                       (2,161)          -
   Changes in assets:
      Accounts receivable                                  36,992        62,386
                                                         --------      --------
            Net cash provided by operating activities      78,325       189,126
                                                         --------      --------
Cash flows from investing activities:
   Additions to oil and gas properties                     (4,720)          -
   Proceeds from asset dispositions                         2,161        12,815
                                                         --------      --------
            Net cash provided by (used in) investing
              activities                                   (2,559)       12,815
                                                         --------      --------
Cash flows used in financing activities:
   Cash distributions to partners                         (95,326)     (153,784)
                                                         --------      ---------
Net increase (decrease) in cash and cash equivalents      (19,560)       48,157
Cash and cash equivalents at beginning of period           74,883        63,834
                                                         --------      --------
Cash and cash equivalents at end of period              $  55,323     $ 111,991
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 46% to $137,047 from $251,706 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from declines in production and lower average prices received. For the three months ended March 31, 1998, 7,995 barrels of oil, 1,658 barrels of natural gas liquids ("NGLs") and 8,989 mcf of gas were sold, or 11,151 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 7,497 barrels of oil and 28,299 mcf of gas were sold, or 12,214 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).
                                        7

The average price received per barrel of oil decreased $6.76, or 32%, from $21.37 for the three months ended March 31, 1997 to $14.61 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $4.99. The average price received per mcf of gas decreased 59% from $3.23 during the three months ended March 31, 1997 to $1.33 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $123,744 for the three months ended March 31, 1998 as compared to $158,198 for the same period in 1997, a decrease of $34,454, or 22%. This decrease was the result of declines in production costs, depletion, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $92,576 for the three months ended March 31, 1998 and $111,612 for the same period in 1997 resulting in a $19,036 decrease, or 17%. The decrease was primarily attri butable to declines in well maintenance costs and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 45% from $7,500 for the three months ended March 31, 1997 to $4,111 for the same period in 1998.

Depletion was $26,815 for the three months ended March 31, 1998 compared to $31,985 for the same period in 1997. This represented a decrease in depletion of $5,170, or 16%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices and an increase in oil production of 498 barrels for the period ended March 31, 1998 compared to the same period in 1997.

Abandoned property costs of $242 and $7,101 incurred during the three months ended March 31, 1998 and 1997, respectively, were related to one well plugged and abandoned during each period.
                                        8

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $110,801 during the three months ended March 31, 1998 from the same period in 1997. This decrease was the result of a decrease in oil and gas sales receipts and an increase in production costs paid, offset by a decline in abandoned property costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1998 and 1997 were related to expenditures for oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $95,326 of which $808 was distributed to the managing general partner and $94,518 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $153,784 of which $1,394 was distributed to the managing general partner and $152,390 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.
                                        9

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1  Financial Data Schedule

(b)    Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

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


                                        PARKER & PARSLEY PRODUCING
                                         PROPERTIES 87-B, LTD.


                                    By:    Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 5, 1998                 By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer