Form 10-Q
period 1998-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1998-08-06
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 Not applicable
               (Former name, former address and former fiscal year
                          if changed since last report)

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

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997  .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   11

           27.1   Financial Data Schedule

           Signatures.................................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
                                                    (Unaudited)
                   ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $41,690 at June 30
     and $74,658 at December 31                    $    41,914     $    74,883
  Accounts receivable - affiliate                       64,970         115,661
                                                    ----------      ----------
          Total current assets                         106,884         190,544
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,833,148       4,827,151
Accumulated depletion                               (3,870,543)     (3,818,776)
                                                    ----------      ----------
     Net oil and gas properties                        962,605       1,008,375
                                                    ----------      ----------
                                                   $ 1,069,489     $ 1,198,919
                                                    ==========      ==========
              PARTNERS' CAPITAL

Partners' capital:
  Managing general partner                         $    10,906     $    11,934
  Limited partners (12,191 interests)                1,058,583       1,186,985
                                                    ----------      ----------
                                                   $ 1,069,489     $ 1,198,919
                                                    ==========      ==========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                 June 30,
                                 ---------------------   ---------------------
                                    1998        1997        1998        1997
                                 ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                   $ 149,730   $ 199,079   $ 286,777   $ 450,785
   Interest                          1,068       1,798       2,283       3,045
   Gain (loss) on disposition
     of assets                          -         (529)      2,161        (529)
                                  --------    ---------   --------    ---------
                                   150,798     200,348     291,221     453,301
                                  --------    --------    --------    --------
Costs and expenses:
   Oil and gas production          115,069     102,834     207,645     214,446
   General and administrative        4,492       6,023       8,603      13,523
   Depletion                        24,952      35,597      51,767      67,582
   Abandoned property                1,781      23,129       2,023      30,230
                                  --------    --------    --------    --------
                                   146,294     167,583     270,038     325,781
                                  --------    --------    --------    --------
Net income                       $   4,504   $  32,765   $  21,183   $ 127,520
                                  ========    ========    ========    ========
Allocation of net income:
   Managing general partner      $      45   $     328   $     212   $   1,275
                                  ========    ========    ========    ========
   Limited partners              $   4,459   $  32,437   $  20,971   $ 126,245
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $     .37   $    2.67   $    1.72   $   10.36
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    4.50   $   10.25   $   12.25   $   22.75
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners         Total
                                   ---------     ----------     ----------

Balance at January 1, 1998         $  11,934     $1,186,985     $1,198,919

    Distributions                     (1,240)      (149,373)      (150,613)

    Net income                           212         20,971         21,183
                                    --------      ---------      ---------

Balance at June 30, 1998           $  10,906     $1,058,583     $1,069,489
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   21,183    $  127,520
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          51,767        67,582
       (Gain) loss on disposition of assets               (2,161)          529
  Changes in assets:
     Accounts receivable                                  50,691        61,175
                                                       ---------     ---------
          Net cash provided by operating activities      121,480       256,806
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to  oil and gas equipment                     (5,997)          -
  Proceeds from asset dispositions                         2,161        44,070
                                                       ---------     ---------
          Net cash provided by (used in) investing
            activities                                    (3,836)       44,070
                                                       ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                        (150,613)     (280,041)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents     (32,969)       20,835
Cash and cash equivalents at beginning of period          74,883        63,834
                                                       ---------     ---------
Cash and cash equivalents at end of period            $   41,914    $   84,669
                                                       =========     =========


         The financial information included herein has been prepared by management without audit by ndependent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 36% to $286,777 from $450,785 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 15,550 barrels of oil, 5,243 barrels of natural gas liquids ("NGLs") and 23,042 mcf of gas were sold, or 24,633 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 14,686 barrels of oil and 54,483 mcf of gas were sold, or 23,767 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $5.94, or 30%, from $19.92 for the six months ended June 30, 1997 to $13.98 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $6.83. The average price received per mcf of gas decreased 50% to $1.46 for the six months ended June 30, 1998 compared to $2.90 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $270,038 for the six months ended June 30, 1998 as compared to $325,781 for the same period in 1997, a decrease of $55,743, or 17%. This decrease was due to reductions in abandoned property costs, depletion, production costs and general and administrative expenses ("G&A").

Production costs were $207,645 for the six months ended June 30, 1998 and $214,446 for the same period in 1997, resulting in a $6,801 decrease, or 3%. The decrease was primarily attributable to declines in production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 36% from $13,523 for the six months ended June 30, 1997, to $8,603 for the same period in 1998.

Depletion was $51,767 for the six months ended June 30, 1998 compared to $67,582 for the same period in 1997. This represented a decrease in depletion of $15,815, or 23%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices and an increase in oil production of 864 barrels for the period ended June 30, 1998 as compared to the same period in 1997.

Abandoned property costs of $2,023 and $30,230 incurred during the six months ended June 30, 1998 and 1997, respectively, were related to one well plugged and abandoned during each period.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 25% to $149,730 from $199,079 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 7,555 barrels of oil, 3,585 barrels of NGLs and 14,053 mcf of gas were sold, or 13,482 BOEs. For the three months ended June 30, 1997, 7,189 barrels of oil and 26,184 mcf of gas were sold, or 11,553 BOEs.

The average price received per barrel of oil decreased $5.11, or 28%, from $18.42 for the three months ended June 30, 1997 to $13.31 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.68. The average price received per mcf of gas decreased 40% from $2.55 during the three months ended June 30, 1997 to $1.54 in 1998.

Costs and Expenses:

Total costs and expenses decreased to $146,294 for the three months ended June 30, 1998 as compared to $167,583 for the same period in 1997, a decrease of $21,289, or 13%. This decrease was due to decreases in abandoned property costs, depletion and G&A, offset by an increase in production costs.

Production costs were $115,069 for the three months ended June 30, 1998 and $102,834 for the same period in 1997, resulting in a $12,235 increase, or 12%. The increase was the result of additional well maintenance costs and ad valorem taxes, offset by decreases in production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 25% from $6,023 for the three months ended June 30, 1997 to $4,492 for the same period in 1998.

Depletion was $24,952 for the three months ended June 30, 1998 compared to $35,597 for the same period in 1997. This represented a decrease in depletion of $10,645, or 30%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices and an increase in oil production of 366 barrels for the three months ended June 30, 1998 compared to the same period in 1997.

Abandoned property costs of $1,781 and $23,129 incurred during the three months ended June 30, 1998 and 1997, respectively, were related to one well plugged and abandoned during each period.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $135,326 during the six months ended June 30, 1998 from the same period in 1997. This decrease was the result of a decline in oil and gas sales receipts and an increase in production costs paid, offset by decreases in abandoned property expenses and G&A expense paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1998 were related to the additions or disposal of oil and gas equipment on active properties.

Proceeds from equipment salvage of $2,161 and $44,070 were received for the six months ending June 30, 1998 and 1997, respectively.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $150,613 of which $1,240 was distributed to the managing general partner and $149,373 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $280,041 of which $2,694 was distributed to the managing general partner and $277,347 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                          PARKER & PARSLEY PRODUCING
                                           PROPERTIES 87-B, LTD.

                                    By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 6, 1998              By:    /s/ Rich Dealy
                                          --------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer