Form 10-Q
period 1999-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1999-08-11
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           27.1   Financial Data Schedule

           Signatures...............................................   13

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1999           1998
                                                    -----------    -----------
                                                    (Unaudited)

                   ASSETS

Current assets:
  Cash                                              $    45,680    $     9,859
  Accounts receivable:
     Oil and gas sales                                  118,796         89,569
     Affiliate                                              -            3,287
                                                     ----------     ----------
          Total current assets                          164,476        102,715
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,835,489      4,835,768
Accumulated depletion                                (4,114,953)    (4,060,082)
                                                     ----------     ----------
     Net oil and gas properties                         720,536        775,686
                                                     ----------     ----------
                                                    $   885,012    $   878,401
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    28,318    $       -

Partners' capital:
  Managing general partner                                8,618          8,983
  Limited partners (12,191 interests)                   848,076        869,418
                                                     ----------     ----------
                                                        856,694        878,401
                                                     ----------     ----------
                                                    $   885,012    $   878,401
                                                     ==========     ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                          June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 144,544   $ 149,730   $ 243,058   $ 286,777
  Interest                              557       1,068         966       2,283
  Gain (loss) on disposition
    of assets                           (61)        -        14,551       2,161
                                   --------    --------    --------    --------
                                    145,040     150,798     258,575     291,221
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             86,306     115,069     172,633     207,645
  General and administrative          4,337       4,492       7,292       8,603
  Depletion                          15,267      24,952      54,871      51,767
  Abandoned property                  2,974       1,781      14,613       2,023
                                   --------    --------    --------    --------
                                    108,884     146,294     249,409     270,038
                                   --------    --------    --------    --------
Net income                        $  36,156   $   4,504   $   9,166   $  21,183
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     362   $      45   $      92   $     212
                                   ========    ========    ========    ========
  Limited partners                $  35,794   $   4,459   $   9,074   $  20,971
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    2.93   $     .37   $     .74   $    1.72
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $     .51   $    4.50   $    2.49   $   12.25
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners        Total
                                       ---------     ---------     ---------

Balance at January 1, 1999             $   8,983     $ 869,418     $ 878,401

    Distributions                           (457)      (30,416)      (30,873)

    Net income                                92         9,074         9,166
                                        --------      --------      --------

Balance at June 30, 1999               $   8,618     $ 848,076     $ 856,694
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Six months ended
                                                             June 30,
                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------
Cash flows from operating activities:
  Net income                                        $    9,166     $   21,183
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        54,871         51,767
       Gain on disposition of assets                   (14,551)        (2,161)
  Changes in assets and liabilities:
     Accounts receivable                               (25,940)        57,934
     Accounts payable                                   28,318         (7,243)
                                                     ---------      ---------
          Net cash provided by operating
            activities                                  51,864        121,480
                                                     ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas equipment                    (1,349)        (5,997)
  Proceeds from asset dispositions                      16,179          2,161
                                                     ---------      ---------
          Net cash provided by (used in)
            investing activities                        14,830         (3,836)
                                                     ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (30,873)      (150,613)
                                                     ---------      ---------
Net increase (decrease) in cash                         35,821        (32,969)
Cash at beginning of period                              9,859         74,883
                                                     ---------      ---------
Cash at end of period                               $   45,680     $   41,914
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the June 30, 1998 financial statements to conform to the June 30, 1999 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 15% to $243,058 from $286,777 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and declines in production. For the six months ended June 30, 1999, 12,583 barrels of oil, 5,365 barrels of natural gas liquids ("NGLs") and 24,988 mcf of gas were sold, or 22,113 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 15,550 barrels of oil, 5,243 barrels of NGLs and 23,042 mcf of gas were sold, or 24,633 BOEs.

The average price received per barrel of oil decreased 5% from $13.98 for the six months ended June 30, 1998 to $13.27 for the same period in 1999. The average price received per barrel of NGLs increased 13% from $6.83 during the six months ended June 30, 1998 to $7.72 for the same period in 1999. The average price received per mcf of gas decreased 5% to $1.39 for the six months ended June 30, 1999 compared to $1.46 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $14,551 and $2,161 was recognized during the six months ended June 30, 1999 and 1998, respectively. The gain recognized during the period in 1999 was due to equipment credits received on fully depleted wells. The gain recognized during the period in 1998 resulted from equipment credits on wells plugged and abandoned in the prior year.

Costs and Expenses:

Total costs and expenses decreased to $249,409 for the six months ended June 30, 1999 as compared to $270,038 for the same period in 1998, a decrease of $20,629, or 8%. This decrease was due to reductions in production costs and general and administrative expenses ("G&A"), offset by increases in abandoned property costs and depletion.

Production costs were $172,633 for the six months ended June 30, 1999 and $207,645 for the same period in 1998, resulting in a $35,012 decrease, or 17%. The decrease was primarily attributable to declines in well maintenance costs, production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 15% from $8,603 for the six months ended June 30, 1998, to $7,292 for the same period in 1999.

Depletion was $54,871 for the six months ended June 30, 1999 compared to $51,767 for the same period in 1998, an increase of $3,104, or 6%. This increase was primarily due to reserve revisions on a significant well, offset by a reduction in oil production of 2,967 barrels for the six months ended June 30, 1999 compared to the same period in 1998.

Abandoned property costs of $14,613 and $2,023 incurred during the six months ended June 30, 1999 and 1998, respectively, were related to wells plugged and abandoned during 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 3% to $144,544 from $149,730 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended June 30, 1999, 6,442 barrels of oil, 3,296 barrels of NGLs and 13,609 mcf of gas were sold, or 12,006 BOEs. For the three months ended June 30, 1998, 7,555 barrels of oil, 3,585 barrels of NGLs and 14,053 mcf of gas were sold, or 13,482 BOEs.

The average price received per barrel of oil increased $1.18, or 9%, from $13.31 for the three months ended June 30, 1998 to $14.49 for the same period in 1999. The average price received per barrel of NGLs increased $1.38, or 18%, from $7.68 during the three months ended June 30, 1998 to $9.06 for the same period in 1999. The average price received per mcf of gas increased slightly from $1.54 during the three months ended June 30, 1998 to $1.57 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $108,884 for the three months ended June 30, 1999 as compared to $146,294 for the same period in 1998, a decrease of $37,410, or 26%. This decrease was due to declines in production costs, depletion and G&A, offset by an increase in abandoned property costs.

Production costs were $86,306 for the three months ended June 30, 1999 and $115,069 for the same period in 1998, resulting in a $28,763 decrease, or 25%. The decrease was the result of lower well maintenance costs, ad valorem taxes and production taxes.

During this period, G&A decreased, in aggregate, 3% from $4,492 for the three months ended June 30, 1998 to $4,337 for the same period in 1999.

Depletion was $15,267 for the three months ended June 30, 1999 compared to $24,952 for the same period in 1998, a decrease of $9,685, or 39%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a decrease in oil production of 1,113 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Abandoned property costs of $2,974 and $1,781 incurred during the three months ended June 30, 1999 and 1998, respectively, were related to wells plugged and abandoned during 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $69,616 during the six months ended June 30, 1999 from the same period in 1998. This decrease was primarily the result of a decline in oil and gas sales receipts and an increase in abandoned property costs paid, offset by decreases in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 and 1998 were related to expenditures for replacement of oil and gas equipment on active properties.

Proceeds from asset dispositions of $16,179 and $2,161 were received for the six months ending June 30, 1999 and 1998, respectively. The proceeds recognized during the period in 1999 were primarily from equipment credits on fully depleted wells. The proceeds recognized during the period in 1998 were primarily due to equipment credits received on previously abandoned properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $30,873 of which $457 was distributed to the managing general partner and $30,416 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $150,613 of which $1,240 was distributed to the managing general partner and $149,373 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                         PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  August 11, 1999            By:    /s/ Rich Dealy
                                         ----------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer