Form 10-Q
period 1999-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 1999-11-09
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   13

            27.1   Financial Data Schedule

            Signatures...............................................   14

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS



                                                September 30,    December 31,
                                                    1999             1998
                                                ------------     -------------
                                                (Unaudited)
                 ASSETS

Current assets:
  Cash                                          $    64,396      $     9,859
  Accounts receivable:
     Oil and gas sales                              142,533           89,569
     Affiliate                                          -              3,287
                                                 ----------       ----------
           Total current assets                     206,929          102,715
                                                 ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method            4,831,495        4,835,768
Accumulated depletion                            (4,117,560)      (4,060,082)
                                                 ----------       ----------
           Net oil and gas properties               713,935          775,686
                                                 ----------       ----------
                                                $   920,864      $   878,401
                                                 ==========       ==========
    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                  $    30,872      $       -

Partners' capital:
  Managing general partner                            9,160            8,983
  Limited partners (12,191 interests)               880,832          869,418
                                                 ----------       ----------
                                                    889,992          878,401
                                                 ----------       ----------
                                                $   920,864      $   878,401
                                                 ==========       ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 178,142   $ 122,310   $ 421,200   $ 409,087
  Interest                              891         935       1,857       3,218
  Gain (loss) on disposition
    of assets                        (1,473)      1,832      13,078       3,993
                                   --------    --------    --------    --------
                                    177,560     125,077     436,135     416,298
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             72,543     102,529     245,176     310,174
  General and administrative          5,344       3,670      12,636      12,273
  Depletion                          11,322     110,896      66,193     162,663
  Abandoned property                    -        14,076      14,613      16,099
                                   --------    --------    --------    --------
                                     89,209     231,171     338,618     501,209
                                   --------    --------    --------    --------
Net income (loss)                 $  88,351   $(106,094)  $  97,517   $ (84,911)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     883   $  (1,061)  $     975   $    (849)
                                   ========    ========    ========    ========
  Limited partners                $  87,468   $(105,033)  $  96,542   $ (84,062)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    7.18   $   (8.62)  $    7.92   $   (6.90)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    4.49   $    2.01   $    6.98   $   14.26
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------

Balance at January 1, 1999             $   8,983     $  869,418     $  878,401

    Distributions                           (798)       (85,128)       (85,926)

    Net income                               975         96,542         97,517
                                        --------      ---------      ---------

Balance at September 30, 1999          $   9,160     $  880,832     $  889,992
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                $   97,517      $  (84,911)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                        66,193         162,663
       Gain on disposition of assets                   (13,078)         (3,993)
   Changes in assets and liabilities:
       Accounts receivable                             (49,677)         64,603
       Accounts payable                                 30,872             133
                                                     ---------       ---------
           Net cash provided by operating
             activities                                131,827         138,495
                                                     ---------       ---------
Cash flows from investing activities:
   Additions to oil and gas equipment                   (7,543)         (8,414)
   Proceeds from asset dispositions                     16,179           3,993
                                                     ---------       ---------
           Net cash provided by (used in)
             investing activities                        8,636          (4,421)
                                                     ---------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (85,926)       (175,364)
                                                     ---------      ----------
Net increase (decrease) in cash                         54,537         (41,290)
Cash at beginning of period                              9,859          74,883
                                                     ---------       ---------
Cash at end of period                               $   64,396      $   33,593
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements for the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to the September 30, 1999 financial statement presentation.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 3% to $421,200 from $409,087 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 18,851 barrels of oil, 8,062 barrels of natural gas liquids ("NGLs") and 36,042 mcf of gas were sold, or 32,920 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 22,372 barrels of oil, 8,294 barrels of NGLs and 36,018 mcf of gas were sold, or 36,669 BOEs.

The average price received per barrel of oil increased $2.13, or 16%, from $13.48 for the nine months ended September 30, 1998 to $15.61 for the same period in 1999. The average price received per barrel of NGLs increased $2.32, or 35%, from $6.62 during the nine months ended September 30, 1998 to $8.94 for the same period in 1999. The average price received per mcf of gas increased 4% from $1.46 during the nine months ended September 30, 1998 to $1.52 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $13,078 recognized during the nine months ended September 30, 1999 was comprised of $14,551 due to equipment credits received on fully depleted wells, offset by a $1,473 loss on a well plugged and abandoned during the current period. Gain on disposition of assets of $3,993 recognized during the nine months ended September 30, 1998, resulted from equipment credits received on three wells abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $338,618 for the nine months ended September 30, 1999 as compared to $501,209 for the same period in 1998, a decrease of $162,591, or 32%. This decrease was primarily due to declines in depletion, production costs and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $245,176 for the nine months ended September 30, 1999 and $310,174 for the same period in 1998, resulting in a $64,998 decrease, or 21%. The decrease was the result of reductions in well maintenance costs, ad valorem taxes, production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 3% from $12,273 for the nine months ended September 30, 1998 to $12,636 for the same period in 1999.

Depletion was $66,193 for the nine months ended September 30, 1999 compared to $162,663 for the same period in 1998, representing a decrease in depletion of $96,470, or 59%. This decrease was the result of an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 3,521 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the

Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Abandoned property costs of $14,613 and $16,099 incurred during the nine months ended September 30, 1999 and 1998, respectively related to wells plugged and abandoned during these periods.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 46% to $178,142 from $122,310 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 6,268 barrels of oil, 2,697 barrels of NGLs and 11,054 mcf of gas were sold, or 10,807 BOEs. For the three months ended September 30, 1998, 6,822 barrels of oil, 3,051 barrels of NGLs and 12,976 mcf of gas were sold, or 12,036 BOEs.

The average price received per barrel of oil increased $7.97, or 65% from $12.33 for the three months ended September 30, 1998 to $20.30 for the same period in 1999. The average price received per barrel of NGLs increased $5.10, or 81%, from $6.27 during the three months ended September 30, 1998 to $11.37 for the same period in 1999. The average price received per mcf of gas increased 24% from $1.47 during the three months ended September 30, 1998 to $1.83 for the same period in 1999.

Gain on disposition of assets of $1,832 recognized during the three months ended September 30, 1998, resulted from equipment credits received on three wells abandoned in a prior year. Loss on disposition of assets of $1,473 recognized during the three months ended September 30, 1999 resulted from the abandonment of one well during the current period.

Costs and Expenses:

Total costs and expenses decreased to $89,209 for the three months ended September 30, 1999 as compared to $231,171 for the same period in 1998, a decrease of $141,962, or 61%. This decrease was due to declines in depletion, production costs and abandoned property costs, offset by an increase in G&A.

Production costs were $72,543 for the three months ended September 30, 1999 and $102,529 for the same period in 1998, resulting in a $29,986 decrease, or 29%. The decrease was the result of lower well maintenance costs, ad valorem taxes and workover expenses, offset by an increase in production taxes.

During this period, G&A increased from $3,670 for the three months ended September 30, 1998 to $5,344 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid for during the first six months of 1999.

Depletion was $11,322 for the three months ended September 30, 1999 compared to $110,896 for the same period in 1998, representing a decrease in depletion of $99,574, or 90%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a decrease in oil production of 554 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Abandoned property costs of $14,076 were incurred to plug and abandon properties for the three months ended September 30, 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $6,668 during the nine months ended September 30, 1999 from the same period ended September 30, 1998, resulting primarily from a $106,815 decline in oil and gas sales receipts, offset by decreases of $89,724 in production costs paid, $8,937 in G&A expenses paid and $1,486 in abandoned property costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were related to the replacement of equipment on various active oil and gas properties.

Proceeds from disposition of assets of $16,179 and $3,993 were recognized for the nine months ended September 30, 1999 and 1998, respectively. The proceeds recognized during the period of 1999 were primarily from equipment credits on fully depleted wells. The proceeds recognized during the period in 1998 were primarily from the sale of equipment on abandoned properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $85,926 of which $798 was distributed to the managing general partner and $85,128 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $175,364 of which $1,525 was distributed to the managing general partner and $173,839 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                          PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-B, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  November 9, 1999         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer