Form 10-Q
period 2000-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2000-05-12
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-11193-2

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                               75-2205943
          ---------------------------------------       ---------------------
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three months
             ended March 31, 2000 and 1999............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2000.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1    Financial Data Schedule

           Signatures.................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000           1999
                                                   -----------     -----------
                                                   (Unaudited)
                       ASSETS
Current assets:
  Cash                                             $     9,600     $    21,724
  Accounts receivable - oil and gas sales              230,748         164,577
                                                    ----------      ----------
          Total current assets                         240,348         186,301
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,831,941       4,837,591
Accumulated depletion                               (4,142,068)     (4,131,342)
                                                    ----------      ----------
          Net oil and gas properties                   689,873         706,249
                                                    ----------      ----------
                                                   $   930,221     $   892,550
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    29,738     $    23,066

Partners' capital:
  Managing general partner                               9,264           8,954
  Limited partners (12,191 interests)                  891,219         860,530
                                                    ----------      ----------
                                                       900,483         869,484
                                                    ----------      ----------
                                                   $   930,221     $   892,550
                                                    ==========      ==========


  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Revenues:
  Oil and gas                                         $  263,792     $   98,514
  Interest                                                 1,071            409
  Gain on disposition of assets                            8,294         14,612
                                                       ---------      ---------
                                                         273,157        113,535
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                 109,436         86,327
  General and administrative                               7,914          2,955
  Depletion                                               10,726         39,604
  Abandoned property costs                                   -           11,639
                                                       ---------      ---------
                                                         128,076        140,525
                                                       ---------      ---------
Net income (loss)                                     $  145,081     $  (26,990)
                                                       =========      =========
Allocation of net income (loss):
  Managing general partner                            $    1,451     $     (270)
                                                       =========      =========
  Limited partners                                    $  143,630     $  (26,720)
                                                       =========      =========
Net income (loss) per limited partnership interest    $    11.78     $    (2.19)
                                                       =========      =========
Distributions per limited partnership interest        $     9.26     $     1.98
                                                       =========      =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 2000           $   8,954     $  860,530     $  869,484

    Distributions                       (1,141)      (112,941)      (114,082)

    Net income                           1,451        143,630        145,081
                                      --------      ---------      ---------

Balance at March 31, 2000            $   9,264     $  891,219     $  900,483
                                      ========      =========      =========








         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                $  145,081     $  (26,990)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depletion                                        10,726         39,604
       Gain on disposition of assets                    (8,294)       (14,612)
   Changes in assets and liabilities:
     Accounts receivable                               (66,171)         2,256
     Accounts payable                                    6,672         23,583
                                                     ---------      ---------
         Net cash provided by operating activities      88,014         23,841
                                                     ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     -           (1,333)
   Proceeds from asset dispositions                     13,944         16,240
                                                     ---------      ---------
         Net cash provided by investing activities      13,944         14,907
                                                     ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (114,082)       (24,317)
                                                     ---------      ---------
Net increase (decrease) in cash                        (12,124)        14,431
Cash at beginning of period                             21,724          9,859
                                                     ---------      ---------
Cash at end of period                               $    9,600     $   24,290
                                                     =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 168% to $263,792 for the three months ended March 31, 2000 as compared to $98,514 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2000, 7,007 barrels of oil, 3,011 barrels of natural gas liquids ("NGLs") and 14,555 mcf of gas were sold, or 12,444 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 6,141 barrels of oil, 2,069 barrels of NGLs and 11,379 mcf of gas were sold, or 10,107 BOEs.

The average price received per barrel of oil increased $15.55, or 130%, from $11.99 for the three months ended March 31, 1999 to $27.54 for the same period in 2000. The average price received per barrel of NGLs increased $9.35, or 168%, from $5.58 for the three months ended March 31, 1999 to $14.93 for the same period in 2000. The average price received per mcf of gas increased 52% from $1.17 during the three months ended March 31, 1999 to $1.78 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $8,294 and $14,612 was recognized during the three months ended March 31, 2000 and 1999, respectively. The gain recognized during both periods was due to equipment credits received on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $128,076 for the three months ended March 31, 2000 as compared to $140,525 for the same period in 1999, a decrease of $12,449, or 9%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $109,436 for the three months ended March 31, 2000 and $86,327 for the same period in 1999 resulting in a $23,109 increase, or 27%. The increase was attributable to higher production taxes due to increased oil and gas revenues and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 168% from $2,955 for the three months ended March 31, 1999 to $7,914 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $10,726 for the three months ended March 31, 2000 compared to $39,604 for the same period in 1999, a decrease of $28,878, or 73%. This decrease was the result of an increase in proved reserves during the three months ended March 31, 2000 as a result of higher commodity prices, offset by an increase in oil production of 866 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Abandoned property costs of $11,639 incurred during the three months ended March 31, 1999 were related to wells plugged and abandoned during 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $64,173 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $100,800 in oil and gas sales receipts and reductions in abandoned property costs paid of $11,639, offset by increases in operating costs paid of $43,891 and G&A expenses paid of $4,375.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 1999 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $13,944 and $16,240 were recognized during the three months ended March 31, 2000 and 1999, respectively. The proceeds recognized during both periods were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $114,082, of which $1,141 was distributed to the managing general partner and $112,941 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $24,317, of which $135 was distributed to the managing general partner and $24,182 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                        PARKER & PARSLEY PRODUCING
                                         PROPERTIES 87-B, LTD.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner

Dated:  May 12, 2000              By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer