Form 10-Q
period 2000-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2000-08-11
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-11193-2

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                     75-2205943
  --------------------------------------------         ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                      June 30,     December 31,
                                                        2000           1999
                                                    ------------   -----------
                                                    (Unaudited)
                   ASSETS
Current assets:
  Cash                                              $    52,343    $    21,724
  Accounts receivable - oil and gas sales               147,129        164,577
                                                     ----------     ----------
          Total current assets                          199,472        186,301
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,831,941      4,837,591
Accumulated depletion                                (4,150,171)    (4,131,342)
                                                     ----------     ----------
     Net oil and gas properties                         681,770        706,249
                                                     ----------     ----------
                                                    $   881,242    $   892,550
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    22,277    $    23,066

Partners' capital:
  Managing general partner                                8,849          8,954
  Limited partners (12,191 interests)                   850,116        860,530
                                                     ----------     ----------
                                                        858,965        869,484
                                                     ----------     ----------
                                                    $   881,242    $   892,550
                                                     ==========     ==========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,                 June 30,
                                  ---------------------   ---------------------
                                     2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 205,745   $ 144,544   $ 469,537   $ 243,058
  Interest                            1,465         557       2,536         966
  Gain (loss) on disposition
     of assets                          -           (61)      8,294      14,551
                                   --------    --------    --------    --------
                                    207,210     145,040     480,367     258,575
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             82,693      86,306     192,129     172,633
  General and administrative          6,172       4,337      14,086       7,292
  Depletion                           8,103      15,267      18,829      54,871
  Abandoned property                    -         2,974         -        14,613
                                   --------    --------    --------    --------
                                     96,968     108,884     225,044     249,409
                                   --------    --------    --------    --------
Net income                        $ 110,242   $  36,156   $ 255,323   $   9,166
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $   1,102   $     362   $   2,553   $      92
                                   ========    ========    ========    ========
  Limited partners                $ 109,140   $  35,794   $ 252,770   $   9,074
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    8.95   $    2.93   $   20.73   $     .74
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners          Total
                                      ---------     ----------     -----------

Balance at January 1, 2000            $   8,954     $  860,530     $   869,484

    Distributions                        (2,658)      (263,184)       (265,842)

    Net income                            2,553        252,770         255,323
                                       --------      ---------       ---------

Balance at June 30, 2000              $   8,849     $  850,116     $   858,965
                                       ========      =========      ==========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------    ---------
Cash flows from operating activities:
  Net income                                           $  255,323    $   9,166
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           18,829       54,871
       Gain on disposition of assets                       (8,294)     (14,551)
  Changes in assets and liabilities:
     Accounts receivable                                   17,448      (25,940)
     Accounts payable                                        (789)      28,318
                                                        ---------     --------
          Net cash provided by operating activities       282,517       51,864
                                                        ---------     --------
Cash flows from investing activities:
  Additions to oil and gas equipment                          -         (1,349)
  Proceeds from asset dispositions                         13,944       16,179
                                                        ---------     --------
          Net cash provided by investing activities        13,944       14,830
                                                        ---------     --------
Cash flows used in financing activities:
  Cash distributions to partners                         (265,842)     (30,873)
                                                        ---------     --------
Net increase in cash                                       30,619       35,821
Cash at beginning of period                                21,724        9,859
                                                        ---------     --------
Cash at end of period                                  $   52,343    $  45,680
                                                        =========     ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 93% to $469,537 for the six months ended June 30, 2000 as compared to $243,058 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the six months ended June 30, 2000, 11,962 barrels of oil, 5,429 barrels of natural gas liquids ("NGLs") and 26,130 mcf of gas were sold, or 21,746 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 12,583 barrels of oil, 5,365 barrels of NGLs and 24,988 mcf of gas were sold, or 22,113 BOEs. Of the decrease, 1,717 BOEs are attributable to the fact that on April 1, 2000 the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partners' capital ("Reversionary Interest"). This is offset by a production increase of 1,350 BOEs.

The average price received per barrel of oil increased $14.69, or 111%, from $13.27 for the six months ended June 30, 1999 to $27.96 for the same period in 2000. The average price received per barrel of NGLs increased $7.10, or 92%, from $7.72 during the six months ended June 30, 1999 to $14.82 for the same period in 2000. The average price received per mcf of gas increased 50% to $2.09 for the six months ended June 30, 2000 compared to $1.39 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $8,294 and $14,551 was recognized during the six months ended June 30, 2000 and 1999, respectively. The gain recognized during both periods was due to equipment credits received on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $225,044 for the six months ended June 30, 2000 as compared to $249,409 for the same period in 1999, a decrease of $24,365, or 10%. This decrease was due to reductions in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $192,129 for the six months ended June 30, 2000 and $172,633 for the same period in 1999, resulting in a $19,496 increase, or 11%. A 20% increase in production costs resulted from higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production, offset by a 9% decline in lease operating costs and production taxes attributable to the Reversionary Interest occurring.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 93% from $7,292 for the six months ended June 30, 1999, to $14,086 for the same period in 2000 primarily due to a higher allocation of the managing general partners' G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $18,829 for the six months ended June 30, 2000 compared to $54,871 for the same period in 1999, a decrease of $36,042, or 66%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decrease in oil production of 621 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Abandoned property costs of $14,613 incurred during the six months ended June 30, 1999 were related to wells plugged and abandoned during 1998.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 42% to $205,745 for the three months ended June 30, 2000 as compared to $144,544 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 4,955 barrels of oil, 2,418 barrels of NGLs and 11,575 mcf of gas were sold, or 9,302 BOEs. For the three months ended June 30, 1999, 6,442 barrels of oil, 3,296 barrels of NGLs and 13,609 mcf of gas were sold, or 12,006 BOEs. Of the decrease, 1,717 BOEs are attributable to the Reversionary Interest occurring.

The average price received per barrel of oil increased $14.05, or 97%, from $14.49 for the three months ended June 30, 1999 to $28.54 for the same period in 2000. The average price received per barrel of NGLs increased $5.62, or 62%, from $9.06 during the three months ended June 30, 1999 to $14.68 for the same period in 2000. The average price received per mcf of gas increased 59% from $1.57 during the three months ended June 30, 1999 to $2.49 in 2000.

Costs and Expenses:

Total costs and expenses decreased to $96,968 for the three months ended June 30, 2000 as compared to $108,884 for the same period in 1999, a decrease of $11,916, or 11%. This decrease was due to declines in depletion, production costs and abandoned property costs, offset by an increase in G&A.

Production costs were $82,693 for the three months ended June 30, 2000 and $86,306 for the same period in 1999, resulting in a $3,613 decrease, or 4%. The decrease was the result of an 18% decline in lease operating expenses and production taxes attributable to the Reversionary Interest occurring, offset by a 14% increase in production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 42% from $4,337 for the three months ended June 30, 1999 to $6,172 for the same period in 2000 primarily due to a higher allocation of the managing general partners' G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $8,103 for the three months ended June 30, 2000 compared to $15,267 for the same period in 1999, a decrease of $7,164, or 47%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decrease in oil production of 1,487 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Abandoned property costs of $2,974 incurred during the three months ended June 30, 1999 were related to wells plugged and abandoned during 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $230,653 during the six months ended June 30, 2000 from the same period in 1999. This increase was the result of an increase in oil and gas sales receipts of $271,437 and a decline in abandoned property costs paid of $14,613, offset by increases in operating costs paid of $47,334 and G&A expenses paid of $8,063.

Net Cash Provided by Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1999 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $13,944 and $16,179 were received for the six months ending June 30, 2000 and 1999, respectively. The proceeds received during both periods were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $265,842, of which $2,658 was distributed to the managing general partner and $263,184 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $30,873, of which $457 was distributed to the managing general partner and $30,416 to the limited partners.

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

                                         PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-B, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner

Dated:  August 11, 2000            By:    /s/ Rich Dealy
                                         ---------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer