Form 10-Q
period 2000-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2000-11-09
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-11193-2


                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                            Texas                             75-2205943
          --------------------------------------------   ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
                incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS


                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                   Unaudited)
                 ASSETS
Current assets:
  Cash                                            $     19,811     $     21,724
  Accounts receivable - oil and gas sales              201,577          164,577
                                                   -----------      -----------
           Total current assets                        221,388          186,301
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               4,829,203        4,837,591
Accumulated depletion                               (4,157,885)      (4,131,342)
                                                   -----------      -----------
           Net oil and gas properties                  671,318          706,249
                                                   -----------      -----------
                                                  $    892,706     $    892,550
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     33,374     $     23,066

Partners' capital:
  Managing general partner                               8,853            8,954
  Limited partners (12,191 interests)                  850,479          860,530
                                                   -----------      -----------
                                                       859,332          869,484
                                                   -----------      -----------
                                                  $    892,706     $    892,550
                                                   ===========      ===========






The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                          Three months ended        Nine months ended
                                             September 30,             September 30,
                                         ---------------------    ---------------------
                                            2000        1999         2000        1999
                                         ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                            $ 252,587   $ 178,142    $ 722,124   $ 421,200
  Interest                                   2,184         891        4,720       1,857
  Gain (loss) on disposition of assets         -        (1,473)       8,294      13,078
                                          --------    --------     --------    --------
                                           254,771     177,560      735,138     436,135
                                          --------    --------     --------    --------
Costs and expenses:
  Oil and gas production                    71,685      72,543      263,814     245,176
  General and administrative                 7,578       5,344       21,664      12,636
  Depletion                                 10,453      11,322       29,282      66,193
  Abandoned property                           -           -            -        14,613
                                          --------    --------     --------    --------
                                            89,716      89,209      314,760     338,618
                                          --------    --------     --------    --------
Net income                               $ 165,055   $  88,351    $ 420,378   $  97,517
                                          ========    ========     ========    ========
Allocation of net income:
  Managing general partner               $   1,651   $     883    $   4,204   $     975
                                          ========    ========     ========    ========
  Limited partners                       $ 163,404   $  87,468    $ 416,174   $  96,542
                                          ========    ========     ========    ========
Net income per limited
  partnership interest                   $   13.41   $    7.18    $   34.14   $    7.92
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general        Limited
                                        partner        partners        Total
                                       ----------     ----------     ----------


Balance at January 1, 2000             $   8,954      $  860,530     $  869,484

    Distributions                         (4,305)       (426,225)      (430,530)

    Net income                             4,204         416,174        420,378
                                        --------       ---------      ---------

Balance at September 30, 2000          $   8,853      $  850,479     $  859,332
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                         2000          1999
                                                     ----------    -----------
Cash flows from operating activities:
   Net income                                        $  420,378    $   97,517
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         29,282        66,193
       Gain on disposition of assets                     (8,294)      (13,078)
   Changes in assets and liabilities:
       Accounts receivable                              (37,000)      (49,677)
       Accounts payable                                  10,308        30,872
                                                      ---------     ---------
         Net cash provided by operating activities      414,674       131,827
                                                      ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas equipment                       -          (7,543)
   Proceeds from asset dispositions                      13,943        16,179
                                                      ---------     ---------
         Net cash provided by investing activities       13,943         8,636
                                                      ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (430,530)      (85,926)
                                                      ---------     ---------
Net increase (decrease) in cash                          (1,913)       54,537
Cash at beginning of period                              21,724         9,859
                                                      ---------     ---------
Cash at end of period                                $   19,811    $   64,396
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements for the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 71% to $722,124 for the nine months ended September 30, 2000 as compared to $421,200 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 17,798 barrels of oil, 7,883 barrels of natural gas liquids ("NGLs") and 37,119 mcf of gas were sold, or 31,868 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 18,851 barrels of oil, 8,062 barrels of NGLs and 36,042 mcf of gas were sold, or 32,920 BOEs. Of the decrease, 3,615 BOEs are attributable to the fact that on April 1, 2000 the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partners' capital ("Reversionary Interest"). This is offset by a production increase of 2,563 BOEs.

The average price received per barrel of oil increased $12.88, or 83%, from $15.61 for the nine months ended September 30, 1999 to $28.49 for the same period in 2000. The average price received per barrel of NGLs increased $6.86, or 77%, from $8.94 during the nine months ended September 30, 1999 to $15.80 for the same period in 2000. The average price received per mcf of gas increased 61% from $1.52 during the nine months ended September 30, 1999 to $2.44 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gains on disposition of assets of $8,294 and $13,078 were recognized during the nine months ended September 30, 2000 and 1999, respectively. The gain recognized during 2000 was due to equipment credits received on one well. The gain recognized during the period in 1999 was comprised of $14,551 due to equipment credits received on two wells, offset by a $1,473 loss on a well plugged and abandoned during the current period.

Costs and Expenses:

Total costs and expenses decreased to $314,760 for the nine months ended September 30, 2000 as compared to $338,618 for the same period in 1999, a decrease of $23,858, or 7%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $263,814 for the nine months ended September 30, 2000 and $245,176 for the same period in 1999, resulting in an $18,638 increase, or 8%. A 20% increase in production costs resulted from higher production taxes due to higher oil and gas prices and additional well maintenance costs of incurred to stimulate well production, offset by a 12% decline in lease operating costs and production taxes attributable to the Reversionary Interest occurring.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 71% from $12,636 for the nine months ended September 30, 1999 to $21,664 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $29,282 for the nine months ended September 30, 2000 compared to $66,193 for the same period in 1999, representing a decrease in depletion of $36,911, or 56%. This decrease was the result of an increase in proved reserves due to higher commodity prices and a decline in oil production of 1,053 barrels when compared to the respective information for the same period in 1999.

Abandoned property costs of $14,613 incurred during the nine months ended September 30, 1999 were related to wells plugged and abandoned during the current period.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 42% to $252,587 for the three months ended September 30, 2000 as compared to $178,142 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 5,836 barrels of oil, 2,454 barrels of NGLs and 10,989 mcf of gas were sold, or 10,122 BOEs. For the three months ended September 30, 1999, 6,268 barrels of oil, 2,697 barrels of NGLs and 11,054 mcf of gas were sold, or 10,807 BOEs. Of the decrease, 1,899 BOEs are attributable to the Reversionary Interest occurring. This is offset by a production increase of 1,214 BOEs.

The average price received per barrel of oil increased $9.28, or 46% from $20.30 for the three months ended September 30, 1999 to $29.58 for the same period in 2000. The average price received per barrel of NGLs increased $6.61, or 58%, from $11.37 during the three months ended September 30, 1999 to $17.98 for the same period in 2000. The average price received per mcf of gas increased 78% from $1.83 during the three months ended September 30, 1999 to $3.26 for the same period in 2000.

Loss on disposition of assets of $1,473 recognized during the three months ended September 30, 1999 resulted from the abandonment of one well during the current period.

Costs and Expenses:

Total costs and expenses increased to $89,716 for the three months ended September 30, 2000 as compared to $89,209 for the same period in 1999, an increase of $507. This increase was due to an increase in G&A, offset by declines in depletion and production costs.

Production costs were $71,685 for the three months ended September 30, 2000 and $72,543 for the same period in 1999, resulting in an $858 decrease, or 1%. The decrease was the result of a 21% decline in lease operating expenses and production taxes attributable to the Revisionary Interest occurring, offset by a 20% increase in production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 42% from $5,344 for the three months ended September 30, 1999 to $7,578 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $10,453 for the three months ended September 30, 2000 compared to $11,322 for the same period in 1999, representing a decrease in depletion of $869, or 8%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decrease in oil production of 432 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $282,847 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $316,464 and a $14,613 decline in abandoned property costs paid, offset by increases of $37,148 in production costs paid and $11,082 in G&A expenses paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 were related to upgrades of equipment on various active oil and gas properties.

Proceeds from disposition of assets of $13,943 and $16,179 were recognized for the nine months ended September 30, 2000 and 1999, respectively. The proceeds recognized during the periods in 2000 and 1999 were from equipment credits.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $430,530, of which $4,305 was distributed to the managing general partner and $426,225 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $85,926 of which $798 was distributed to the managing general partner and $85,128 to the limited partners.

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


                                          PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-B, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner





Dated:  November 9, 2000         By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer