Form 10-K405
period 2000-12-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2001-03-29
CIK 809017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on the original purchase price, the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $5,997,500.

             As of March 8, 2001, the number of outstanding limited
                       partnership interests was 12,191.

 The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this annual report on Form 10-K (the "Report") contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the state of Texas. The Partnership's managing general partner is Pioneer Natural Resources USA, Inc. ("Pioneer USA"). Pioneer USA is a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"). As of March 8, 2001, the Partnership had 12,191 limited partnership interests outstanding.

The Partnership does not have any employees of its own. Pioneer USA employs 701 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this Report is filed. Pioneer USA supplies all management functions.

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. The Partnership's production is geographically concentrated in West Texas.

The principal markets during 2000 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 2000, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 2000, approximately 32%, 22% and 20% were attributable to sales made to Plains Marketing, L.P., TEPPCO Crude Oil LLC and Phillips Petroleum Company, respectively. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, natural gas liquids ("NGLs") and gas production.

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

Oil and gas production operations are subject to various types of regulations by local, state and federal agencies. The Partnership's operations are also subject to state conservation laws and regulations, including the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. Each state generally imposes a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. Noncompliance with the laws and regulations may subject the Partnership to penalties, damages or other liabilities and compliance may increase the cost of the Partnership's operations.

The oil and gas business is also subject to environmental hazards such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Partnership to substantial liability due to pollution and other environmental damages. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

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

The Partnership completed seven purchases of producing properties. These acquisitions involved the purchase of working interests in 54 properties. The Partnership also participated in the drilling of two oil and gas wells during 1988 which were completed as producers. Additionally, the Partnership purchased 15 overriding royalty interests effective January 1, 1990 and two additional overriding royalty interests during 1991. Twenty-two uneconomical wells have been abandoned. At December 31, 2000, the Partnership had 34 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been evaluated by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the partners during the fourth quarter of 2000.

                                     PART II

ITEM 5.     Market for Limited Partnership Interests and Limited Partnership
              Distributions

At March 8, 2001, the Partnership had 12,191 outstanding limited partnership interests held of record by 550 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 2000 and 1999, $586,016 and $170,405, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.      Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                    2000           1999           1998           1997          1996
                                 ----------     ----------     ----------     ----------    ----------
Operating results:

  Oil and gas sales              $  982,604     $  625,861     $  532,606     $  846,163    $  980,232
                                  =========      =========      =========      =========     =========
  Impairment of oil and gas
    properties                   $      -       $      -       $   35,017     $  317,255    $   42,277
                                  =========      =========      =========      =========     =========
  Net income (loss)              $  562,621     $  163,148     $ (118,738)    $ (142,439)   $  303,380
                                  =========      =========      =========      =========     =========
  Allocation of net income
    (loss):
    Managing general partner     $    5,626     $    1,631     $   (1,187)    $   (1,424)   $    3,034
                                  =========      =========      =========      =========     =========
    Limited partners             $  556,995     $  161,517     $ (117,551)    $ (141,015)   $  300,346
                                  =========      =========      =========      =========     =========
  Limited partners' net income
    (loss) per limited
    partnership interest         $    45.69     $    13.25     $    (9.64)    $   (11.57)   $    24.64
                                  =========      =========      =========      =========     =========
  Limited partners' cash
    distributions per limited
    partnership interest         $    48.07     $    13.98     $    16.41     $    39.20    $    35.59
                                  =========      =========      =========      =========     =========
At year end:

  Identifiable assets            $  860,545     $  892,550     $  878,401     $1,241,161    $1,823,614
                                  =========      =========      =========      =========     =========

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

2000 compared to 1999

The Partnership's oil and gas revenues increased 57% to $982,604 for 2000 as compared to $625,861 in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 2000, 22,713 barrels of oil, 10,402 barrels of natural gas liquids ("NGLs") and 49,380 mcf of gas were sold, or 41,345 barrel of oil equivalents ("BOEs"). In 1999, 24,976 barrels of oil, 10,794 barrels of NGLs and 48,774 mcf of gas were sold, or 43,899 BOEs. Of the decrease, 5,393 BOEs are attributable to the fact that on April 1, 2000, the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program Agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partner's capital ("Reversionary Interest"). This is offset by a production increase of 2,839 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $11.92, or 68%, from $17.44 in 1999 to $29.36 in 2000. The average price received per barrel of NGLs increased $6.36, or 62%, from $10.32 in 1999 to $16.68 in 2000. The average price received per mcf of gas increased 78% from $1.62 in 1999 to $2.88 in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 2000.

Gains on disposition of assets of $8,294 and $11,482 were recognized in 2000 and 1999, respectively. The gain from 2000 was from equipment salvage on one well abandoned in a prior year. The gain from 1999 was from equipment salvage of $12,955 on one well plugged and abandoned in a prior year, offset by a $1,473 loss on the write-off of basis on one well plugged and abandoned during 1999.

Total costs and expenses decreased in 2000 to $434,793 as compared to $477,552 in 1999, a decrease of $42,759, or 9%. The decrease was primarily attributable to declines in depletion, production costs and abandoned property costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $347,938 in 2000 and $364,187 in 1999, resulting in a decrease of $16,249, or 4%. Lease operating costs and production taxes declined 12% which was attributable to the Reversionary Interest change, offset by an 8% increase in production costs resulting from high production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 79%, from $18,776 in 1999 to $33,521 in 2000 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $27,424 in 2000 and $8,400 in 1999 for G&A incurred on behalf of the Partnership. The remaining G&A was paid directly by the Partnership. The managing general partner determines the allocated expenses based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

Depletion was $53,334 in 2000 as compared to $79,975 in 1999, a decrease of $26,641, or 33%. This decrease was primarily due to a 51,092 barrels of oil increase in proved reserves during 2000 as a result of higher commodity prices.

Abandoned property costs of $14,614 incurred in 1999 were related to the temporary abandonment of one well during 1999 and two wells plugged and abandoned in prior years.

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 18% to $625,861 from $532,606 in 1998. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 1999, 24,976 barrels of oil, 10,794 barrels of NGLs and 48,774 mcf of gas were sold, or 43,899 BOEs. In 1998, 29,481 barrels of oil, 11,315 barrels of NGLs and 50,220 mcf of gas were sold, or 49,166 BOEs.

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

Total costs and expenses decreased in 1999 to $477,552 as compared to $659,670 in 1998, a decrease of $182,118, or 28%. The decrease was primarily attributable to declines in depletion, the impairment of oil and gas properties, production costs and abandoned property costs, offset by an increase in G&A.

Production costs were $364,187 in 1999 and $385,648 in 1998, resulting in a $21,461 decrease, or 6%. The decrease was the result of declines in well maintenance costs, ad valorem taxes and workover expenses.

During this period, G&A increased 18% from $15,978 in 1998 to $18,776 in 1999 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $8,400 in 1999 and $9,662 in 1998 for G&A incurred on behalf of the Partnership.

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

Depletion was $79,975 in 1999 compared to $206,289 in 1998, a decrease of $126,314, or 61%. This decrease was primarily due to an increase in proved reserves of 180,622 barrels of oil during 1999 as a result of higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 4,505 barrels for the period ended December 31, 1999 compared to the same period in 1998.

Abandoned property costs of $14,614 incurred in 1999 were related to the temporary abandonment of one well during 1999 and two wells plugged and abandoned in prior years. Expenses of $16,738 were incurred in 1998 to plug and abandon one oil and gas well which was temporarily abandoned in a prior year.

Petroleum industry

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2000. During 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide oil supplies to exceed demand resulting in a substantial decline in oil prices. Also during 1998, but to a lesser extent, market prices for natural gas declined. During 1999 and 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations announced reductions in their planned export volumes. Those announcements, together with the enactment of the announced reductions in export volumes, had a positive impact on world oil prices, as have overall natural gas supply and demand fundamentals on North American natural gas prices. Although the favorable commodity price environment and stable field service cost environment is expected to continue during 2001, there is no assurance that commodity prices will not return to a less favorable level or that field service costs will not escalate in the future, both of which could negatively impact the Partnership's future results of operations and cash distributions.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $392,559 during the year ended December 31, 2000 from 1999. This increase was due to an increase in oil and gas sales receipts of $359,902 and declines in production costs paid of $16,249, abandoned property costs paid of $14,614 and working capital of $16,539, offset by an increase in G&A expenses paid of $14,745. The increase in oil and gas receipts resulted from the increase in commodity prices during 2000 which contributed an additional $431,139 to oil and gas receipts, offset by $71,237 resulting from the decline in production during 2000. The decrease in production costs was primarily due to the Reversionary Interest change, offset by higher production taxes associated with high oil and gas prices and additional well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The   Partnership's   investing   activities  during  1999  were  primarily  for
expenditures related to upgrades of equipment on various oil and gas properties.

Proceeds  of  $13,943  and  $12,956  were  recognized   during  2000  and  1999,
respectively, from equipment salvage on wells abandoned in prior years.

Net Cash Used in Financing Activities

In 2000, cash distributions to the partners were $591,935, of which $5,919 was distributed to the managing general partner and $586,016 to the limited partners. In 1999, cash distributions to the partners were $172,065, of which $1,660 was distributed to the managing general partner and $170,405 to the limited partners.

ITEM 8.     Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                          Page

Financial Statements of Parker & Parsley Producing Properties 87-B, Ltd.:
  Independent Auditors' Report..........................................    10
  Balance Sheets as of December 31, 2000 and 1999.......................    11
  Statements of Operations for the Years Ended December 31,
    2000, 1999 and 1998.................................................    12
  Statements of Partners' Capital for the Years Ended
    December 31, 2000, 1999 and 1998....................................    13
  Statements of Cash Flows for the Years Ended December 31,
    2000, 1999 and 1998.................................................    14
  Notes to Financial Statements.........................................    15

                          INDEPENDENT AUDITORS' REPORT



The Partners
Parker & Parsley Producing Properties 87-B, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheets of Parker & Parsley Producing Properties 87-B, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley Producing Properties 87-B, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                 Ernst & Young LLP

Dallas, Texas
March 9, 2001

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                      2000            1999
                                                   -----------     -----------
                  ASSETS

Current assets:
   Cash                                            $    19,277     $    21,724
   Accounts receivable - oil and gas sales             194,002         164,577
                                                    ----------      ----------
        Total current assets                           213,279         186,301
                                                    ----------      ----------
Oil and gas properties - at cost, based on
   the successful efforts accounting method          4,829,203       4,837,591
Accumulated depletion                               (4,181,937)     (4,131,342)
                                                    ----------      ----------
        Net oil and gas properties                     647,266         706,249
                                                    ----------      ----------
                                                   $   860,545     $   892,550
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    20,375     $    23,066

Partners' capital:
   Managing general partner                              8,661           8,954
   Limited partners (12,191 interests)                 831,509         860,530
                                                    ----------      ----------
                                                       840,170         869,484
                                                    ----------      ----------
                                                   $   860,545     $   892,550
                                                    ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                                   2000          1999          1998
                                                ----------    ----------    ----------

Revenues:
 Oil and gas                                    $  982,604    $  625,861    $  532,606
 Interest                                            6,516         3,357         4,078
 Gain on disposition of assets                       8,294        11,482         4,248
                                                 ---------     ---------     ---------
                                                   997,414       640,700       540,932
                                                 ---------     ---------     ---------
Costs and expenses:
 Oil and gas production                            347,938       364,187       385,648
 General and administrative                         33,521        18,776        15,978
 Impairment of oil and gas properties                  -             -          35,017
 Depletion                                          53,334        79,975       206,289
 Abandoned property                                    -          14,614        16,738
                                                 ---------     ---------     ---------
                                                   434,793       477,552       659,670
                                                 ---------     ---------     ---------
Net income (loss)                               $  562,621    $  163,148    $ (118,738)
                                                 =========     =========     =========
Allocation of net income (loss):
 Managing general partner                       $    5,626    $    1,631    $   (1,187)
                                                 =========     =========     =========
 Limited partners                               $  556,995    $  161,517    $ (117,551)
                                                 =========     =========     =========
Net income (loss) per limited partnership
 interest                                       $    45.69    $    13.25    $    (9.64)
                                                 =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL



                                               Managing
                                               general       Limited
                                               partner       partners        Total
                                              ----------    ----------    ----------

Partners' capital at January 1, 1998          $   11,934    $1,186,985    $1,198,919

    Distributions                                 (1,764)     (200,016)     (201,780)

    Net loss                                      (1,187)     (117,551)     (118,738)
                                               ---------     ---------     ---------
Partners' capital at December 31, 1998             8,983       869,418       878,401

    Distributions                                 (1,660)     (170,405)     (172,065)

    Net income                                     1,631       161,517       163,148
                                               ---------     ---------     ---------
Partners' capital at December 31, 1999             8,954       860,530       869,484

    Distributions                                 (5,919)     (586,016)     (591,935)

    Net income                                     5,626       556,995       562,621
                                               ---------     ---------     ---------
Partners' capital at December 31, 2000        $    8,661    $  831,509    $  840,170
                                               =========     =========     =========



   The accompanying notes are an integral part of these financial statements.





                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                                         2000          1999          1998
                                                      ----------    ----------    ----------

Cash flows from operating activities:
  Net income (loss)                                   $  562,621    $  163,148    $ (118,738)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Gain on disposition of assets                       (8,294)      (11,482)       (4,248)
      Impairment of oil and gas properties                   -             -          35,017
      Depletion                                           53,334        79,975       206,289
  Changes in assets and liabilities
      Accounts receivable                                (29,425)      (75,008)       65,047
      Accounts payable                                    (2,691)       26,353       (42,242)
                                                       ---------     ---------     ---------
         Net cash provided by operating activities       575,545       182,986       141,125
                                                       ---------     ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas equipment                         -         (12,012)       (8,617)
  Proceeds from disposition of assets                     13,943        12,956         4,248
                                                       ---------     ---------     ---------
         Net cash provided by (used in)
            investing activities                          13,943           944        (4,369)
                                                       ---------     ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (591,935)     (172,065)     (201,780)
                                                       ---------     ---------     ---------
Net increase (decrease) in cash                           (2,447)       11,865       (65,024)
Cash at beginning of year                                 21,724         9,859        74,883
                                                       ---------     ---------     ---------
Cash at end of year                                   $   19,277    $   21,724    $    9,859
                                                       =========     =========     =========


   The accompanying notes are an integral part of these financial statements.





                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note 1.     Organization and nature of operations

       Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas. The
Partnership's  managing  general partner is Pioneer Natural  Resources USA, Inc.
("Pioneer USA").

       The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed.
Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as evaluated by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in results of operations.

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

       Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates.






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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner.
Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non- partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentations.

       Environmental  - The Partnership is subject to extensive  federal,  state and local  environmental laws and regulations.  These laws, which are constantly changing,  regulate  the  discharge of materials  into the  environment  and may require the Partnership to remove or mitigate the  environmental  effects of the disposal  or release of  petroleum  or  chemical  substances  at various  sites.
Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Expenditures  that relate to an existing  condition caused by past  operations  and  that  have no  future  economic  benefits  are  expensed.
Liabilities  for   expenditures  of  a  noncapital   nature  are  recorded  when
environmental  assessment and/or  remediation is probable,  and the costs can be reasonably  estimated.  Such liabilities are generally  undiscounted  unless the timing of cash  payments for the  liability  or component  are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 2000.

       Revenue recognition - The Partnership uses the entitlements method of accounting for oil, natural gas liquids ("NGLs") and natural gas revenues.

Note 3.     Impairment of long-lived assets

      In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 2000, 1999 and 1998, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $35,017 related to its proved oil and gas properties during 1998.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $838,681 less than the tax basis at December 31, 2000.

      The following is a reconciliation of net income (loss) per statements of operations with the net income (loss) per Federal income tax returns for the years ended December 31:

                                                          2000          1999          1998
                                                       ----------    ----------    ----------

  Net income (loss) per statements of operations       $  562,621    $  163,148    $ (118,738)
  Depletion and depreciation provisions for tax
     reporting purposes (greater than) less than
     amounts for financial reporting purposes             (39,072)        7,412       (59,976)
  Impairment of oil and gas properties for financial
     reporting purposes                                       -             -          35,017
  Abandoned property dispositions for tax reporting
     greater than (less than) amounts for financial
     reporting purposes                                       -             -        (218,079)
  Other, net                                                4,370        (7,638)        3,376
                                                        ---------     ---------     ---------
       Net income (loss) per Federal income tax
         returns                                       $  527,919    $  162,922    $ (358,400)
                                                        =========     =========     =========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                                          2000        1999         1998
                                                       ---------    ---------    ---------

   Property acquisition costs                          $     -      $  (2,313)   $   6,754
                                                        ========     ========     ========

   Development costs                                   $     -      $   4,136    $   1,863
                                                        ========     ========     ========

       Capitalized oil and gas properties consist of the following:

                                                           2000            1999
                                                       -----------     -----------
   Proved properties:
     Property acquisition costs                        $ 3,288,184     $ 3,289,170
     Completed wells and equipment                       1,541,019       1,548,421
                                                        ----------      ----------
                                                         4,829,203       4,837,591
   Accumulated depletion                                (4,181,937)     (4,131,342)
                                                        ----------      ----------
          Net oil and gas properties                   $   647,266     $   706,249
                                                        ==========      ==========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:

                                                        2000          1999          1998
                                                     ----------    ----------    ----------
   Payment of lease operating and supervision
     charges in accordance with standard
     industry operating agreements                   $  121,257    $  137,769    $  144,149

   Reimbursement of general and administrative
     expenses                                        $   27,424    $    8,400    $    9,662

       The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, P&P Producing Properties 87-B Employees ("EMPL") and the Partnership are parties to the Program agreement. EMPL is a general partnership organized for the benefit of certain employees of Pioneer USA. EMPL was merged with Pioneer USA on December 28, 2000.

       The costs and revenues of the Program are allocated to Pioneer USA and the Partnership as follows:

                                                                 Pioneer USA (1)    Partnership
                                                                 ---------------    -----------
    Revenues:
      Revenues from oil and gas production, proceeds from
        sales of producing properties and all other revenues:
           Before payout                                             4.040405%       95.959595%
           After payout (2)                                         19.191920%       80.808080%
    Costs and expenses:
      Property acquisition costs, operating costs, general and
        administrative expenses and other costs:
           Before payout                                             4.040405%       95.959595%
           After payout (2)                                         19.191920%       80.808080%

   (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 196 limited partner interests owned by Pioneer USA.

   (2)   The Partnership reached payout in April 2000.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission.

                                                    Oil and NGLs         Gas
                                                       (bbls)           (mcf)
                                                    ------------     ----------

     Net proved reserves at January 1, 1998             419,589         664,089
     Revisions                                          (95,538)        (99,794)
     Production                                         (40,796)        (50,220)
                                                     ----------      ----------
     Net proved reserves at December 31, 1998           283,255         514,075
     Revisions                                          292,082         490,347
     Production                                         (35,770)        (48,774)
                                                     ----------      ----------
     Net proved reserves at December 31, 1999           539,567         955,648
     Revisions                                           31,315         (45,195)
     Production                                         (33,115)        (49,380)
                                                     ----------      ----------
     Net proved reserves at December 31, 2000           537,767         861,073
                                                     ==========      ==========

     As of December 31, 2000, the estimated present value of future net revenues of proved reserves, calculated using December 31, 2000 prices of $26.63 per barrel of oil, $13.33 per barrel of NGLs and $7.67 per mcf of gas, discounted at 10% was approximately $4,413,000 and undiscounted was $9,495,000.

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

Disclosures about Oil & Gas Producing Activities

Standardized Measure of Discounted Future Net Cash Flows

      The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. A Federal income tax provision has not been calculated as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

      Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                                                           For the years ended December 31,
                                                         -----------------------------------
                                                            2000         1999        1998
                                                         ---------    ---------    ---------
                                                                    (in thousands)
Oil and gas producing activities:
   Future cash inflows                                   $  18,453    $  13,256    $   3,115
   Future production costs                                  (8,958)      (7,154)      (2,221)
                                                          --------     --------     --------
                                                             9,495        6,102          894
   10% annual discount factor                               (5,082)      (3,024)        (335)
                                                          --------     --------     --------
   Standardized measure of discounted future
      net cash flows                                     $   4,413    $   3,078    $     559
                                                          ========     ========     ========

                                                           For the years ended December 31,
                                                         -----------------------------------
                                                            2000         1999        1998
                                                         ---------    ---------    ---------
                                                                    (in thousands)
   Oil and Gas Producing Activities:
     Oil and gas sales, net of production costs          $    (635)   $    (262)   $    (147)
     Net changes in prices and production costs              1,865        1,419       (1,151)
     Revisions of previous quantity estimates                  168        2,042         (144)
     Accretion of discount                                     308           56          185
     Changes in production rates, timing and other            (371)        (736)         (32)
                                                          --------     --------     --------
     Change in present value of future net revenues          1,335        2,519       (1,289)
                                                          --------     --------     --------
     Balance, beginning of year                              3,078          559        1,848
                                                          --------     --------     --------
     Balance, end of year                                $   4,413    $   3,078    $     559
                                                          ========     ========     ========

Note 8.     Major customers

      The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                         2000       1999       1998
                                                        ------     ------     ------

            Plains Marketing, L.P.                        32%        37%         -
            TEPPCO Crude Oil LLC                          22%        23%         -
            Phillips Petroleum Company                    20%        10%         9%
            Genesis Crude Oil, L.P.                        -          -         58%
            Western Gas Resources, Inc.                    6%         7%        23%

       At December 31, 2000, the amounts receivable from Plains Marketing, L.P., TEPPCO Crude Oil LLC and Phillips Petroleum Company were $25,204, $31,416 and $21,019, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil, NGLs and gas production.

Note 9.     Partnership agreement

       The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership. The majority of the Partnership's oil and gas revenues are received directly by the Partnership, however, a portion of the oil and gas revenue is initially received by Pioneer USA prior to being paid to the Partnership. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

                             Age at
                          December 31,
        Name                  2000                    Position
--------------------      ------------                --------

Scott D. Sheffield             48          President

Timothy L. Dove                44          Executive Vice President, Chief
                                             Financial Officer and Director

Dennis E. Fagerstone           51          Executive Vice President and Director

Mark L. Withrow                53          Executive Vice President, General
                                             Counsel and Director

Danny Kellum                   46          Executive Vice President - Domestic
                                             Operations and Director

Rich Dealy                     34          Vice President and Chief Accounting
                                             Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley Petroleum Company ("Parker & Parsley") from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

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

       Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of MESA Inc. ("Mesa") from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

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

       Danny Kellum. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President - Domestic Operations of Pioneer and Pioneer USA on May 18, 2000 and Director of Pioneer USA on February 1, 2000. From January 2000 until May 2000, Mr. Kellum served as Vice President - Domestic Operations of Pioneer and Pioneer USA. Mr. Kellum served as Vice President Permian Division of Pioneer and Pioneer USA from April 1998 until December 1999. From 1989 until 1994 he served as Spraberry District Manager and as Vice President of the Spraberry and Permian Division for Parker & Parsley until August of 1997. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation.

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

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is performed by Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the limited partnership agreement, Pioneer USA pays 1% of the Program's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, Pioneer USA is allocated 1% of the Program's revenues.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part.

See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner by the Partnership.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)    Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 196 limited partner interests at January 1, 2001.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:

                                                     2000          1999         1998
                                                   ---------    ---------    ---------
   Payment of lease operating and supervision
     charges in accordance with standard
     industry operating agreements                 $ 121,257    $ 137,769    $ 144,149

   Reimbursement of general and administrative
     expenses                                      $  27,424    $   8,400    $   9,662

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

                                     PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial statements

             The following are filed as part of this Report:

                Independent Auditors' Report

                Balance sheets as of December 31, 2000 and 1999

                Statements of operations for the years ended December 31, 2000,
                   1999 and 1998

                Statements of partners' capital for the years ended December 31,
                   2000, 1999 and 1998

                Statements of cash flows for the years ended December 31, 2000,
                   1999 and 1998

                Notes to financial statements

       2.    Financial statement schedules

             All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)    Reports on Form 8-K

None.

(c)    Exhibits

       The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

                               S I G N A T U R E S

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PARKER & PARSLEY PRODUCING
                                  PROPERTIES 87-B, LTD.

Dated: March 29, 2001            By:     Pioneer Natural Resources USA, Inc.
                                           Managing General Partner


                                         By:     /s/ Scott D. Sheffield
                                                 ----------------------------
                                                 Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield     President of Pioneer USA               March 29, 2001
------------------------
Scott D. Sheffield


/s/ Timothy L. Dove        Executive Vice President, Chief        March 29, 2001
------------------------   Financial Officer and Director of
Timothy L. Dove            Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and           March 29, 2001
------------------------   Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow        Executive Vice President, General      March 29, 2001
------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Danny Kellum           Executive Vice President - Domestic    March 29, 2001
------------------------   Operations and Director of Pioneer
Danny Kellum               USA


/s/ Rich Dealy             Vice President and Chief Accounting    March 29, 2001
------------------------   Officer of Pioneer USA
Rich Dealy

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