Form 10-Q
period 2001-03-31
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2001-05-14
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-11193-2


                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                                75-2205943
          ---------------------------------            ---------------------
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000..........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001...................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000..........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           Signatures...............................................   11

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                    -----------    ------------
                                                    (Unaudited)

                       ASSETS
Current assets:
  Cash                                              $     3,688    $    19,277
  Accounts receivable - oil and gas sales               179,564        194,002
                                                     ----------     ----------
          Total current assets                          183,252        213,279
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                4,831,858      4,829,203
Accumulated depletion                                (4,191,489)    (4,181,937)
                                                     ----------     ----------
          Net oil and gas properties                    640,369        647,266
                                                     ----------     ----------
                                                    $   823,621    $   860,545
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    17,965    $    20,375

Partners' capital:
  Managing general partner                                8,316          8,661
  Limited partners (12,191 interests)                   797,340        831,509
                                                     ----------     ----------
                                                        805,656        840,170
                                                     ----------     ----------
                                                    $   823,621    $   860,545
                                                     ==========     ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
Revenues:
  Oil and gas                                    $  238,043     $  263,792
  Interest                                            1,180          1,071
  Gain on disposition of assets                         -            8,294
                                                  ---------      ---------
                                                    239,223        273,157
                                                  ---------      ---------
Costs and expenses:
  Oil and gas production                             87,509        109,436
  General and administrative                          7,141          7,914
  Depletion                                           9,552         10,726
                                                  ---------      ---------
                                                    104,202        128,076
                                                  ---------      ---------
Net income                                       $  135,021     $  145,081
                                                  =========      =========
Allocation of net income:
  Managing general partner                       $    1,350     $    1,451
                                                  =========      =========
  Limited partners                               $  133,671     $  143,630
                                                  =========      =========
Net income per limited partnership interest      $    10.96     $    11.78
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners        Total
                                        ---------     ----------     ----------


Balance at January 1, 2001              $   8,661     $  831,509     $  840,170

    Distributions                          (1,695)      (167,840)      (169,535)

    Net income                              1,350        133,671        135,021
                                         --------      ---------      ---------

Balance at March 31, 2001               $   8,316     $  797,340     $  805,656
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  135,021    $  145,081
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion                                            9,552        10,726
       Gain on disposition of assets                          -          (8,294)
   Changes in assets and liabilities:
     Accounts receivable                                   14,438       (66,171)
     Accounts payable                                      (2,410)        6,672
                                                        ---------     ---------
          Net cash provided by operating activities       156,601        88,014
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (2,655)          -
   Proceeds from disposition of assets                        -          13,944
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                     (2,655)       13,944
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (169,535)     (114,082)
                                                        ---------     ---------
Net decrease in cash                                      (15,589)      (12,124)
Cash at beginning of period                                19,277        21,724
                                                        ---------     ---------
Cash at end of period                                  $    3,688    $    9,600
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 10% to $238,043 for the three months ended March 31, 2001 as compared to $263,792 for the same period in 2000. The decrease in revenues resulted from a decline in production, offset by higher average prices received. For the three months ended March 31, 2001, 5,392 barrels of oil, 1,750 barrels of natural gas liquids ("NGLs") and 9,834 mcf of gas were sold, or 8,781 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 7,007 barrels of oil, 3,011 barrels of NGLs and 14,555 mcf of gas were sold, or 12,444 BOEs. Of the decrease, 1,646 BOE's are attributable to the fact that on April 1, 2000 the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program Agreement governing the Partnership which provides for a reversionary interest of 80.080801% once cumulative distributions equal initial partner's capital ("Reversionary Interest").

The average price received per barrel of oil decreased $.40, or 1%, from $27.54 for the three months ended March 31, 2000 to $27.14 for the same period in 2001. The average price received per barrel of NGLs increased $4.14, or 28%, from $14.93 for the three months ended March 31, 2000 to $19.07 for the same period in 2001. The average price received per mcf of gas increased 233% from $1.78 during the three months ended March 31, 2000 to $5.93 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $8,294 was recognized during the three months ended March 31, 2000. The gain recognized was due to equipment credits received on fully depleted wells.

Costs and Expenses:

Total costs and expenses decreased to $104,202 for the three months ended March 31, 2001 as compared to $128,076 for the same period in 2000, a decrease of $23,874, or 19%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $87,509 for the three months ended March 31, 2001 and $109,436 for the same period in 2000 resulting in a $21,927 decrease, or 20%. Lease operating costs and production taxes declined 15% which were attributable to the Revisionary Interest change and production costs declined 5% resulting from lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A decreased 10% from $7,914 for the three months ended March 31, 2000 to $7,141 for the same period in 2001, primarily due to the Revisionary Interest change as noted above.

Depletion was $9,552 for the three months ended March 31, 2001 as compared to $10,726 for the same period in 2000, a decrease of $1,174, or 11%. This decrease was primarily due to a decline in oil production of 1,615 barrels for the period ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $68,587 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to reductions in production costs of $21,927, G&A expenses of $773 and working capital of $71,527, offset by a decrease in oil and gas sales receipts of $25,640. The decline in production costs was primarily due to the Reversionary

Interest change and lower well maintenance. The decrease in oil and gas sales receipts resulted in $95,880 from the decline in production in 2001, offset by the increase in commodity prices during 2001 which contributed an additional $70,240 to oil and gas receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the three months ended March 31, 2001 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $13,944 were recognized during the three months ended March 31, 2000. The proceeds recognized were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $169,535, of which $1,695 was distributed to the managing general partner and $167,840 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $114,082, of which $1,141 was distributed to the managing general partner and $112,941 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                         PARKER & PARSLEY PRODUCING
                                          PROPERTIES 87-B, LTD.


                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 14, 2001               By:      /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer