Form 10-Q
period 2001-06-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2001-08-07
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-11193-2


                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                         Texas                               75-2205943
        -------------------------------------------     ---------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas          75039
    --------------------------------------------------       ------------
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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000.................................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   11

           Signatures...............................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
                   ASSETS
Current assets:
  Cash                                               $   113,962    $    19,277
  Accounts receivable - oil and gas sales                139,187        194,002
                                                      ----------     ----------
          Total current assets                           253,149        213,279
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 4,832,086      4,829,203
Accumulated depletion                                 (4,199,123)    (4,181,937)
                                                      ----------     ----------
     Net oil and gas properties                          632,963        647,266
                                                      ----------     ----------
                                                     $   886,112    $   860,545
                                                      ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    18,189    $    20,375

Partners' capital:
  Managing general partner                                 8,939          8,661
  Limited partners (12,191 interests)                    858,984        831,509
                                                      ----------     ----------
                                                         867,923        840,170
                                                      ----------     ----------
                                                     $   886,112    $   860,545
                                                      ==========     ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three months ended        Six months ended
                                           June 30,                  June 30,
                                   ----------------------    ----------------------
                                      2001         2000         2001         2000
                                   ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                      $ 197,119    $ 205,745    $ 435,162    $ 469,537
  Interest                             1,073        1,465        2,253        2,536
  Gain on disposition of assets          -            -            -          8,294
                                    --------     --------     --------     --------
                                     198,192      207,210      437,415      480,367
                                    --------     --------     --------     --------
Costs and expenses:
  Oil and gas production             122,377       82,693      209,886      192,129
  General and administrative           5,914        6,172       13,055       14,086
  Depletion                            7,634        8,103       17,186       18,829
                                    --------     --------     --------     --------
                                     135,925       96,968      240,127      225,044
                                    --------     --------     --------     --------
Net income                         $  62,267    $ 110,242    $ 197,288    $ 255,323
                                    ========     ========     ========     ========
Allocation of net income:
  Managing general partner         $     623    $   1,102    $   1,973    $   2,553
                                    ========     ========     ========     ========
  Limited partners                 $  61,644    $ 109,140    $ 195,315    $ 252,770
                                    ========     ========     ========     ========
Net income per limited
  partnership interest             $    5.06    $    8.95    $   16.02    $   20.73
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                      ----------    ----------    ----------


Balance at January 1, 2001            $   8,661     $  831,509    $  840,170

    Distributions                        (1,695)      (167,840)     (169,535)

    Net income                            1,973        195,315       197,288
                                       --------      ---------     ---------

Balance at June 30, 2001              $   8,939     $  858,984    $  867,923
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  197,288    $  255,323
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           17,186        18,829
       Gain on disposition of assets                          -          (8,294)
  Changes in assets and liabilities:
     Accounts receivable                                   54,815        17,448
     Accounts payable                                      (2,186)         (789)
                                                        ---------     ---------
          Net cash provided by operating activities       267,103       282,517
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas equipment                       (2,883)          -
  Proceeds from asset dispositions                            -          13,944
                                                        ---------     ---------
          Net cash provided by (used in)
            investing activities                           (2,883)       13,944
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (169,535)     (265,842)
                                                        ---------     ---------
Net increase in cash                                       94,685        30,619
Cash at beginning of period                                19,277        21,724
                                                        ---------     ---------
Cash at end of period                                  $  113,962    $   52,343
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 7% to $435,162 for the six months ended June 30, 2001 as compared to $469,537 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil, offset by higher average prices received for gas and

NGLs. For the six months ended June 30, 2001, 10,264 barrels of oil, 3,788 barrels of natural gas liquids ("NGLs") and 19,481 mcf of gas were sold, or 17,299 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 11,962 barrels of oil, 5,429 barrels of NGLs and 26,130 mcf of gas were sold, or 21,746 BOEs. Of the decrease, 1,740 BOEs are attributable to the fact that on April 1, 2000 the Partnership's revenue and operating expense allocation reverted to 80.808081% from 95.959595% pursuant to the Program agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partners' capital ("Reversionary Interest").

The average price received per barrel of oil decreased $1.07, or 4%, from $27.96 for the six months ended June 30, 2000 to $26.89 for the same period in 2001. The average price received per barrel of NGLs increased $2.22, or 15%, from $14.82 during the six months ended June 30, 2000 to $17.04 for the same period in 2001. The average price received per mcf of gas increased 133% to $4.86 for the six months ended June 30, 2001 compared to $2.09 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $8,294 was recognized during the six months ended June 30, 2000. The gain was due to equipment credits received on fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $240,127 for the six months ended June 30, 2001 as compared to $225,044 for the same period in 2000, an increase of $15,083, or 7%. This increase was due to an increase in production costs, offset by declines in depletion and general and administrative expenses ("G&A").

Production costs were $209,886 for the six months ended June 30, 2001 and $192,129 for the same period in 2000, resulting in a $17,757 increase, or 9%. A 20% increase in production costs resulted from higher well maintenance and workover costs incurred to stimulate well production, offset by an 11% decline in lease operating costs and production taxes attributable to the Reversionary Interest change.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 7% from $14,086 for the six months ended June 30, 2000, to $13,055 for the same period in 2001, primarily due to the Reversionary Interest change as noted above.

Depletion was $17,186 for the six months ended June 30, 2001 as compared to $18,829 for the same period in 2000, a decrease of $1,643, or 9%. This decrease was primarily due to a decrease in oil production of 1,698 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 4% to $197,119 for the three months ended June 30, 2001 as compared to $205,745 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decrease in production, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 4,872 barrels of oil, 2,038 barrels of NGLs and 9,647 mcf of gas were sold, or 8,518 BOEs. For the three months ended June 30, 2000, 4,955 barrels of oil, 2,418 barrels of NGLs and 11,575 mcf of gas were sold, or 9,302 BOEs.

The average price received per barrel of oil decreased $1.93, or 7%, from $28.54 for the three months ended June 30, 2000 to $26.61 for the same period in 2001. The average price received per barrel of NGLs increased $.61, or 4%, from $14.68 during the three months ended June 30, 2000 to $15.29 for the same period in 2001. The average price received per mcf of gas increased 51% from $2.49 during the three months ended June 30, 2000 to $3.77 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $135,925 for the three months ended June 30, 2001 as compared to $96,968 for the same period in 2000, an increase of $38,957, or 40%. This increase was due to higher production costs, offset by decreases in depletion and G&A.

Production costs were $122,377 for the three months ended June 30, 2001 and $82,693 for the same period in 2000, resulting in a $39,684 increase, or 48%. The increase was the result of additional well maintenance and workover costs incurred to stimulate well production.

During this period, G&A decreased 4% from $6,172 for the three months ended June 30, 2000 to $5,914 for the same period in 2001, primarily due to decreased audit and tax fees.

Depletion was $7,634 for the three months ended June 30, 2001 as compared to $8,103 for the same period in 2000, a decrease of $469, or 6%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $15,414 during the six months ended June 30, 2001 from the same period in 2000. This decrease was due to a reduction in oil and gas receipts of $34,658 and an increase in production costs of $17,757, offset by a decrease in G&A expenses of $1,031 and a reduction in working capital of $35,970. The increase in production costs was primarily due to higher well maintenance and workover costs incurred to stimulate well production, offset by the Reversionary Interest change. The decrease in oil and gas sales receipts resulted from a decline of $106,201 in production in 2001 as compared to the same period in 2000 and a decline in oil prices of $12,792, offset by an increase in gas and NGL prices of $84,335 during 2001. The decrease in G&A was primarily due to the Reversionary Interest change.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 were related to expenditures for upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $13,944 were received for the six months ending June 30, 2000. The proceeds were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $169,535, of which $1,695 was distributed to the managing general partner and $167,840 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $265,842, of which $2,658 was distributed to the managing general partner and $263,184 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.


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

                                          PARKER & PARSLEY PRODUCING
                                           PROPERTIES 87-B, LTD.

                                    By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 7, 2001              By:    /s/ Rich Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer