Form 10-Q
period 2001-09-30
PARKER & PARSLEY PRODUCING PROPERTIES 87-B LTD
filed 2001-11-09
CIK 809017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-11193-2


                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Texas                                      75-2205943
  --------------------------------------------          ---------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   11

            Signatures..............................................   12

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   -----------
                                                     (Unaudited)
                 ASSETS
Current assets:
  Cash                                               $   102,879    $    19,277
  Accounts receivable - oil and gas sales                125,462        194,002
                                                      ----------     ----------
           Total current assets                          228,341        213,279
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 4,830,091      4,829,203
Accumulated depletion                                 (4,208,000)    (4,181,937)
                                                      ----------     ----------
           Net oil and gas properties                    622,091        647,266
                                                      ----------     ----------
                                                     $   850,432    $   860,545
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    33,621    $    20,375

Partners' capital:
  Managing general partner                                 8,427          8,661
  Limited partners (12,191 interests)                    808,384        831,509
                                                      ----------     ----------
                                                         816,811        840,170
                                                      ----------     ----------
                                                     $   850,432    $   860,545
                                                      ==========     ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                      Three months ended         Nine months ended
                                         September 30,             September 30,
                                    ----------------------    ----------------------
                                       2001        2000          2001        2000
                                    ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                       $ 194,104    $ 252,587    $ 629,266    $ 722,124
  Interest                                743        2,184        2,996        4,720
  Gain on disposition of assets           -            -            -          8,294
                                     --------     --------     --------     --------
                                      194,847      254,771      632,262      735,138
                                     --------     --------     --------     --------
Costs and expenses:
  Oil and gas production              111,923       71,685      321,809      263,814
  General and administrative            5,823        7,578       18,878       21,664
  Depletion                             8,877       10,453       26,063       29,282
                                     --------     --------     --------     --------
                                      126,623       89,716      366,750      314,760
                                     --------     --------     --------     --------
Net income                          $  68,224    $ 165,055    $ 265,512    $ 420,378
                                     ========     ========     ========     ========
Allocation of net income:
  Managing general partner          $     682    $   1,651    $   2,655    $   4,204
                                     ========     ========     ========     ========
  Limited partners                  $  67,542    $ 163,404    $ 262,857    $ 416,174
                                     ========     ========     ========     ========
Net income per limited
  partnership interest              $    5.54    $   13.41    $   21.56    $   34.14
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $   8,661    $  831,509    $  840,170

    Distributions                          (2,889)     (285,982)     (288,871)

    Net income                              2,655       262,857       265,512
                                         --------     ---------     ---------

Balance at September 30, 2001           $   8,427    $  808,384    $  816,811
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  265,512    $  420,378
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           26,063        29,282
       Gain on disposition of assets                          -          (8,294)
   Changes in assets and liabilities:
       Accounts receivable                                 68,540       (37,000)
       Accounts payable                                    13,246        10,308
                                                        ---------     ---------
         Net cash provided by operating activities        373,361       414,674
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas equipment                      (2,821)          -
   Proceeds from asset dispositions                         1,933        13,943
                                                        ---------     ---------
         Net cash provided by (used in) investing
           activities                                        (888)       13,943
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (288,871)     (430,530)
                                                        ---------    ----------
Net increase (decrease) in cash                            83,602        (1,913)
Cash at beginning of period                                19,277        21,724
                                                        ---------     ---------
Cash at end of period                                  $  102,879    $   19,811
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

                PARKER & PARSLEY PRODUCING PROPERTIES 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley Producing Properties 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements for the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $2,357,795 of which $2,296,689 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 13% to $629,266 for the nine months ended September 30, 2001 as compared to $722,124 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decrease in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 15,371 barrels of oil, 6,486 barrels of NGLs and 31,041 mcf of gas were sold, or 27,031 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 17,798 barrels of oil, 7,883 barrels of NGLs and 37,119 mcf of gas were sold, or 31,868 BOEs. Of the decrease, 1,797 BOEs are attributable to the fact that on April 1, 2000 the Partnership's revenue and operating expense percentage reverted to 80.808081% from 95.959595% pursuant to the Program agreement governing the Partnership which provides for a reversionary interest of 80.808081% once cumulative distributions equal initial partners' capital ("Reversionary Interest"). Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.93, or 7%, from $28.49 for the nine months ended September 30, 2000 to $26.56 for the same period in 2001. The average price received per barrel of NGLs decreased $.47, or 3%, from $15.80 during the nine months ended September 30, 2000 to $15.33 for the same period in 2001. The average price received per mcf of gas increased 61% from $2.44 during the nine months ended September 30, 2000 to $3.92 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

A gain on disposition of assets of $8,294 was recognized during the nine months ended September 30, 2000. The gain was due to equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $366,750 for the nine months ended September 30, 2001 as compared to $314,760 for the same period in 2000, an increase of $51,990, or 17%. This increase was due to an increase in production costs, offset by declines in depletion and general and administrative expenses ("G&A").

Production costs were $321,809 for the nine months ended September 30, 2001 and $263,814 for the same period in 2000, resulting in $57,995 increase, or 22%. The increase in production costs resulted from additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes, offset by an 8% decline in lease operating costs and production taxes attributable to the Reversionary Interest occurring.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 13% from $21,664 for the nine months ended September 30, 2000 to $18,878 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $26,063 for the nine months ended September 30, 2001 as compared to $29,282 for the same period in 2000, representing a decrease in depletion of $3,219, or 11%. This decrease was the result of a decline in oil production of 2,427 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 23% to $194,104 for the three months ended September 30, 2001 as compared to $252,587 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decrease in production. For the three months ended September 30, 2001, 5,107 barrels of oil, 2,698 barrels of NGLs and 11,560 mcf of gas were sold, or 9,732 BOEs. For the three months ended September 30, 2000, 5,836 barrels of oil, 2,454 barrels of NGLs and 10,989 mcf of gas were sold, or 10,122 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $3.69, or 12% from $29.58 for the three months ended September 30, 2000 to $25.89 for the same period in 2001. The average price received per barrel of NGLs decreased $5.05, or 28%, from $17.98 during the three months ended September 30, 2000 to $12.93 for the same period in 2001. The average price received per mcf of gas decreased 29% from $3.26 during the three months ended September 30, 2000 to $2.33 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $126,623 for the three months ended September 30, 2001 as compared to $89,716 for the same period in 2000, an increase of $36,907, or 41%. This increase was due to an increase in production costs, offset by declines in G&A and depletion.

Production costs were $111,923 for the three months ended September 30, 2001 and $71,685 for the same period in 2000, resulting in a $40,238 increase, or 56%. The increase was the result of additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 23% from $7,578 for the three months ended September 30, 2000 to $5,823 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $8,877 for the three months ended September 30, 2001 as compared to $10,453 for the same period in 2000, representing a decrease in depletion of $1,576, or 15%. This decrease was attributable to a decrease in oil production of 729 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $41,313 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This decrease was due to a reduction of $94,582 in oil and gas sales receipts and an increase of $57,995 in production costs, offset by a $2,786 decline in G&A expenses and a reduction of $108,478 in working capital. The decrease in oil and gas receipts resulted from a decline of $109,686 in production during 2001 as compared to the same period in 2000 and a decline in oil and NGL prices of $38,135, offset by an increase in gas prices of $53,239 during 2001. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes, offset by the Reversionary Interest charge. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 were related to upgrades of equipment on various active oil and gas properties.

Proceeds from disposition of assets of $1,933 and $13,943 were recognized for the nine months ended September 30, 2001 and 2000, respectively. The proceeds were primarily from equipment credits on fully depleted wells.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $288,871, of which $2,889 was distributed to the managing general partner and $285,982 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $430,530 of which $4,305 was distributed to the managing general partner and $426,225 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY PRODUCING
                                           PROPERTIES 87-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 9, 2001          By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer